Form 10KSB
period 2000-06-30
VANSTAR FILMS INC
filed 2000-10-16
CIK 1116539

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                   FORM 10-KSB

(x) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)

For the fiscal year ended                June 30, 2000
                          ------------------------------------------------------

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

For the transition period from             to
                               -----------    -----------

Commission File number      0-30927
                       ------------------

                               VANSTAR FILMS, INC,
              ----------------------------------------------------
               (Exact name of registrant as specified in charter)

                   Nevada                                  98-0209053
--------------------------------------------       --------------------------
State or other jurisdiction of incorporation       (I.R.S. Employer I.D. No.)
or organization

3rd Floor 1622 West 7th Ave., Vancouver,  BC Canada         V6J IS5
---------------------------------------------------    ------------------
(Address of principal executive offices)                  (Zip Code)

Issuer's telephone number, including area code      1-604-731-1191
                                               --------------------------

Securities registered pursuant to section 12 (b) of the Act:

Title of each class                    Name of each exchange on which registered


       None                                             None
-------------------                   ------------------------------------------


Securities registered pursuant to section 12 (g ) of the Act:

                                      None
           ----------------------------------------------------------
                                (Title of Class)

Check whether the Issuer (1 ) filed all reports required to be filed by section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

   (1) Yes [ ] No [ x ]                    (2) Yes [x] No [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

State issuer's revenues for its most recent fiscal year:  $    0
                                                           ----------

State the aggregate market value of the voting stock held by non affiliates of the registrant. The aggregate market value shall be computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days. At June 30, 2000, the aggregate market value of the voting stock held by non affiliates is undeterminable and is considered to be 0. During the past two years there has been no trading on an exchange however there has been over-counter-trading in small quantities and therefore the Registrant has arbitrarily valued these shares with no value.

     (ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PAST FIVE YEARS)

                                 Not applicable

                   (APPLICABLE ONLY TO CORPORATE REGISTRANTS)

As of June 30, 2000, the registrant had 4,951,500 shares of common stock issued and outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

List hereunder the following documents if incorporated by reference and the part of the form 10- KSB (e.g., part I, part II, etc.) into which the document is incorporated: (1) Any annual report to security holders; (2) any proxy or other information statement; and (3) Any prospectus filed pursuant to rule 424 (b) or
(c) under the Securities Act of 1933: None




                                                 TABLE OF CONTENTS
-------------------------------------------------------------------------------------------------------------------

PART I
                                                                                                          Page

ITEM 1.        DESCRIPTION OF BUSINESS                                                                      4

ITEM 2.        DESCRIPTION OF PROPERTIES                                                                    4

ITEM 3.        LEGAL PROCEEDINGS                                                                            4

ITEM 4.        SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS                                            4


PART II

ITEM 5.        MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS                                     4


ITEM 6.        MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION                                    5

ITEM 7.        FINANCIAL STATEMENTS                                                                         7

ITEM 8.        CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
               AND FINANCIAL DISCLOSURE                                                                     7


PART III

ITEM 9.        DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, AND CONTROL PERSONS;
               COMPLIANCE WITH SECTION 16 (a) OF THE EXCHANGE ACT                                           7

ITEM 10.       EXECUTIVE COMPENSATION                                                                       9

ITEM 11.       SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT                               10

ITEM 12.       CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS                                               10


ITEM 13.       EXHIBITS AND REPORTS ON FORM 8-K                                                             11

--------------------------------------------------------------------------------
                         ITEM 1. DESCRIPTION OF BUSINESS
--------------------------------------------------------------------------------


History and Organization

Vanstar Films, Inc. (the "Registrant" or the "Company") was incorporated under the laws of the State of Nevada on July 8, 1997 with authorized common stock of 50,000,000 shares at $.001 par value and 10,000,000 shares of preferred stock at $.001 par value. The preferred stock will have rights and preferences as may be determined by the Board of Directors when issued.

The Registrant was organized for the purpose of conducting business in the field of the production of films for theater and television and related services.

--------------------------------------------------------------------------------
                        ITEM 2. DESCRIPTION OF PROPERTIES
--------------------------------------------------------------------------------


The Registrant's administrative offices are rented and located at 3rd Floor 1622 West 7th Avenue, Vancouver, BC Canada, V6J IS5.

--------------------------------------------------------------------------------
                            ITEM 3. LEGAL PROCEEDINGS
--------------------------------------------------------------------------------

                                      None

--------------------------------------------------------------------------------
          ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS
--------------------------------------------------------------------------------

                                      None
--------------------------------------------------------------------------------
ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
--------------------------------------------------------------------------------


During the year through June 30, 2000 there has been no established trading market for the shares of the Registrant's common stock over an exchange however the stock has been trading over-the-counter in small quantities. The trading amounts for a share of stock for the year are listed below by quarter:
                                 2000                             1999
                             Low      High                    Low      High
     First                   .55     .88
     Second                  .51     .70
     Third                                                    .28       .78
     Fourth                                                   .65      1.01

During the last fiscal year the Registrant issued 66,000 common shares of its capital stock at $.21 to $1.49 per share under the Regulation D exemption for cash. Since its inception, the Company has not paid any dividends on its common stock, and the Company does not anticipate that it will pay dividends in the foreseeable future. At June 30, 2000 the Company had approximately 49 shareholders.

--------------------------------------------------------------------------------
        ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION
--------------------------------------------------------------------------------


Overview

The Registrant was organized for the purpose of conducting business in the field of the production of films for theater and television and related services.

(a) Company intends to develop a number of products and services that will take advantage of the growing demands of British Columbia's maturing film and television industry. Initially, the Company intends to focus on three areas of growth: (i) a strong co-production environment, where the Company might benefit from strategic partnerships in film production, with both domestic and foreign producers - the Company has an understanding with Lonewolf Productions of Los Angeles, California, on a best efforts basis, to produce three feature films all in the cost range of ten million ($10,000,000) U.S. per feature; (ii) the development of a series of nature videos in cooperation and with the distribution assistance of a nature magazine; and (iii) the development of a series of television half-hour programs that are oriented to niche markets, where the shows are infomercial structured and the company retains both creative rights and has a percentage of marketing income.

Distribution for the Company's products have been identified, as well as potential users of its services. The Company will attempt to have a marketing and sales presence in as many of the traditional entertainment industry outlets as may be possible, with the goal of creating a strong demand for the full range of the company's products. The Company intends to focus on trade shows, film festivals, industry periodicals, Company generated promotional material and direct sales both by telemarketing as well as through a comprehensive and ongoing series of face to face meetings with industry leaders.

 (b) Film Production and Production Services. Vancouver, British Columbia is one of the fastest growing film and television production centers in North America outside of Hollywood, California. With a cosmopolitan, multi-ethnic population that is nearing two million, Vancouver, British Columbia has become the production center of choice for some of the most recognized names in the entertainment industry. In the year 1996, 101 productions were completed for a total dollar benefit to the province's film industry of more than five hundred million dollars ($500,000,000 CDN). This included 33 feature films and sixteen TV series. Direct employment, according to the government of British Columbia surveys, is now in excess of 6,500 people and indirect employment totals nearly 25,000 people.

The factors that make Vancouver an attractive center for the production of films and television in the Company's estimation are: (i) the highly competitive Canadian dollar; (ii) the majestic and versatile scenery, both natural and urban; (iii) the more than ten thousand highly skilled professional actors, technicians and support staff; (iv) liberal tax credits from both federal and provincial governments; (v) state-of-the-art post production services; and, (vi) a highly developed and skilled intellectual properties sector of accredited and highly skilled writers.

Co-production and Service Production are the backbone of the industry in Vancouver, having experienced years of strong growth, culminating at this time with projections for Vancouver's fiscal 1999, total dollars for film and television production, of near one billion dollars ($1,000,000,000 CDN).

Service Production is the management, for foreign producers, of single or multiple film projects and or television movies or series. The Company, in this area of the industry, would supply the staff required to manage these projects on behalf of foreign producers, on a fee for services basis. As well, the Company intends to lease or purchase a facility from a Vancouver contractor-developer.

The Company, with the creation of its own staff to manage in-house projects, such as its projected video series and infomercial programming, will endeavor to utilize this same staff to service production for foreign producers, thereby establishing new sources of revenue for the Company. This will create an ongoing demand for the Company's products and services.

(c) Animation. The company has letters of intent with two local groups to develop a claymation project (Babblebrook) and a computer animation project (Motorworld) Babblebrook is aimed at 3-6 year olds and comes with a ten song CD Motorworld is aimed at 6-12 year old boys. Both projects need a 1/2 hour pilot to be completed for marketing purposes and to develop into possible TV series shows. These will enable the company to obtain penetration in the retail marketing area. The company's limited focus will be on the development of Babblebrook.

(d) Feature Films Co-Production. The Company has a "deal memo" outstanding with Entertech Media of Los Angeles, California for the development of an animated film (Gunga Din) with an estimated cost of $2,000,000cdn. A local animation house has agreed to produce this film within the above budget figure.

(e) Nature Video Production. The Company has identified the field of nature videos, specifically those featuring wild animals associated with the Canadian
Tundra: wolf, grizzly, orca and others as having a unique potential for a wide market distribution. To create an environment where production costs can be properly managed, as well as to insure the quality of production, assured distribution and to give the project its best chance at success, the Company is currently negotiating to bring one or more national nature periodicals to partner this project. The Company currently has a letter of intent from Canadian Geographic Magazine for such participation.

(f) Infomercial Television Production and Merchandising. The Company intends to seek out regional and national manufacturers and or suppliers of uniquely priced, one of a kind products that would benefit from a focused marketing program as is understood in the infomercial format. The Company intends to negotiate the revenue accrues to the Company, and profits are generated by the Company's share of the new and or increased sales volume for the product. One such program is currently in negotiation with a regional travel service supplier and a national travel product supplier.

(g) Film library and Distribution. The Company, which will require a distribution arm to maximize the sales of its own products; nature videos, infomercial television and feature films, will seek out under-utilized film libraries, whose marketability is known but may have remained dormant for whatever reason. The area that the Company has identified for accumulating a substantial inventory of distributable product focuses on one large family-owned film library and several smaller institutionally managed inventories. No negotiations are presently ongoing in this area.

Results of Operations

The Company has not started operations on the date of this report.

--------------------------------------------------------------------------------
                          ITEM 7. FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


The financial statements of the Company are included immediately following the signature page to this form 10-KSB.

--------------------------------------------------------------------------------
            ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
                       ACCOUNTING AND FINANCIAL DISCLOSURE
--------------------------------------------------------------------------------


The Company has had no disagreements with its certified public accountants with respect to accounting practices or procedures of financial disclosure.

--------------------------------------------------------------------------------
        ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS, PROMOTERS, AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT
--------------------------------------------------------------------------------


The following table as of June 30, 2000, includes the name, age, and position of each executive officer and director and the term of office of each director of the Company.

Name               Age     Position                        Director and/or
----               ---     --------                         Officer Since
                                                            -------------
Louis Tardif       52      President  and Director            July 2000

Marvin Wideen      65      Vice President and Director        July 2000

Grant Curran       42      Secretary and  Director            July 2000


Each director of the Company serves for a term of one year and until his successor is elected at the Company's annual shareholders' meeting and is qualified, subject to removal by the Company's shareholders. Each officer serves, at the pleasure of the board of directors, for a term of one year and until his successor is elected at the annual meeting of the board of directors and is qualified.

Included below is certain biographical information regarding each of the Company's executive officers and directors.

Louis Tardif
-------------

President and Director is an entrepreneur, small business lecturer and past member of the Creative Property Management writing team, Mr. Tardif resides at 4087 S.W. Marine Drive, Vancouver, British Columbia.

Marvin Wideen
-------------

Vice President and Director, Professor emeritus and private consultant in educational programs. Mr. Wideen resides at 833 Seymour Dr. Coquitlam, B.C. Canada V3J 6V8

Grant Curran
------------

Secretary and Director, Partner of Cawley & Associates, a Vancouver chartered accountancy firm, Mr. Curran resides at 1501 Jubilee Court, North Vancouver, British Columbia.

Except as indicated below, to the knowledge of management, during the past five years, no present or former director, executive officer or person nominated to become a director or an executive officer of the Company:

(1) filed a petition under the federal bankruptcy laws or any state insolvency law, nor had a receiver, fiscal agent or similar officer appointed by a court for the business or property of such person, or any partnership in which he was a general partner at or within two years before the time of such filing;

(2) was convicted in a criminal proceeding or named subject of a pending criminal proceeding (excluding traffic violations and other minor offenses);

(3) was the subject of any order, judgment or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining him from or otherwise limiting, the following activities:

              (i) acting as a futures commission merchant, introducing broker, commodity trading advisor, commodity pool operator, floor broker, leverage transaction merchant, associated person of any of the foregoing, or as an investment advisor, underwriter, broker or dealer in securities, or as an affiliate person, director or employee of any investment company, or engaging in or continuing any conduct or practice in connection with such activity;

              (ii)  engaging in any type of business practice; or

              (iii) engaging in any activity in connection with the purchase or sale of any security or commodity or in connection with any violation of federal or state securities laws or federal commodities laws;

(4) was the subject of any order, judgment, or decree, not subsequently reversed, suspended, or vacated, of any federal or state authority barring, suspending or otherwise limiting for more than 60 days the right of such person to engage in any activity described above under this Item, or to be associated with persons engaged in any such activity;

(5) was found by a court of competent jurisdiction in a civil action or by the Securities and Exchange Commission to have violated any federal or state securities law, and the judgment in such civil action or finding by the Securities and Exchange Commission has not been subsequently reversed, suspended, or vacated.

(6) was found by a court of competent jurisdiction in a civil action or by the Commodity Futures Trading Commission to have violated any federal commodities law, and the judgement in such civil action or finding by the Commodity Futures Trading Commission has not been subsequently reversed, suspended or vacated.

                Compliance with Section 16(a) of the Exchange Act

The Company knows of no person, who at any time during the subsequent fiscal years, was a director, officer, beneficial owner of more than ten percent of any class of equity securities of the registrant registered pursuant to Section 12 ("Reporting Person"), that failed to file on a timely basis any reports required to be furnished pursuant to Section 16 (a).

Based upon a review of Forms 3 and 4 furnished to the registrant under Rule 16a-3(d) during its most recent fiscal year, other than disclosed below, the registrant knows of no Reporting Person that failed to file the required reports during the most recent fiscal year or prior years.

The following table as of June 30, 2000, includes the name and position of each Reporting Person that failed to file on a timely basis any reports required pursuant to Section 16(a) during the most recent fiscal year or prior years.

Name                         Position                         Report to be Filed

Louis Tardif                 President  and Director                 Form 3
Marvin Wideen                Vice President and Director              Form 3
Grant Curran                 Secretary and Director                   Form 3


--------------------------------------------------------------------------------
                         ITEM 10. EXECUTIVE COMPENSATION
--------------------------------------------------------------------------------


Cash Compensation

Remuneration has been paid to two of the officers and directors and reimbursement has been made for expenses for activities on the registrants's behalf. For the fiscal year ended June 30, 1998 the registrant paid $37,099 in remuneration and for the year ended June 30, 1999 $1,059 and none for the year ended June 30, 2000.

Bonuses and Deferred Compensation

None.

Compensation Pursuant to Plans

None.

Pension Table

None.

Other Compensation

None

Compensation of Directors

None.

Termination of Employment and Change of Control Arrangement

There are no compensatory plans or arrangements, including payments to be received from the Company, with respect to any person named in Cash Compensation set out above which would in any way result in payments to any such person because of his resignation, retirement, or other termination of such person's employment with the Company or its subsidiaries, or any change in control of the Company, or a change in the person's responsibilities following a changing in control of the Company.

--------------------------------------------------------------------------------
     ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
--------------------------------------------------------------------------------


The following table as of June 30, 2000, includes the name and address and the number of shares of the Company's Common Stock, par value $0.001 per share, held of record or beneficially by each person who held of record, or was known by the Company to own beneficially, more than 5% of the 4,951,500 issued and outstanding shares of the Company's Common Stock, and the name and share holdings of each director and of all officers and directors as a group.

                                   Nature of                 Number of
Name of Person or Group            Ownership (1)             Shares Owned             Percent
-----------------------            --------------            ------------             -------
Officers and Directors and
  Principal Shareholders:

Louis Tardif                        Direct                     1,500,000                30
Marvin Wideen                       Direct                        40,000                 -
Grant Curran                        Direct                        15,000                 -

All Officers and Directors
  as a Group (3 persons)            Direct                     1,545,000                31

(1) All shares owned directly are owned beneficially and of record, and such shareholder has sole voting, investment, and dispositive power, unless otherwise noted.

--------------------------------------------------------------------------------
             ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
--------------------------------------------------------------------------------


Transactions with Management and Others

Except as indicated below, and for the periods indicated, there were no material transactions, or series of similar transactions, since the beginning of the Company's last fiscal year, or any currently proposed transactions, or series of similar transactions, to which the Company was or is to be party, in which the amount involved exceeds $60,000, and in which any director or executive officer, or any security holder who is known by the Company to own of record or beneficially more than 5% of any class of the Company's common stock, or any member of the immediate family of any of the foregoing persons, has an interest.

Indebtedness of Management

There were no material transactions, or series of similar transactions, since the beginning of the Company's last fiscal year, or any currently proposed transactions, or series of similar transactions, to which the Company was or is to be a party, in which the amount involved exceeds $60,000 and in which any director or executive officer, or any security holder who is known to the Company to own of record or beneficially more than 5% of any class of the Company's common stock, or any member of the immediate family of any of the foregoing persons, has an interest.

Transactions with Promoters

The Company was organized more than five years ago therefore transactions between the Company and its promoters or founders are not deemed to be material.

--------------------------------------------------------------------------------
                    ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K
--------------------------------------------------------------------------------


(a)(1) Financial Statements. The following financial statements are included in this report:

Title of Document                                                           Page

Report of Andersen, Andersen & Strong, Certified Public Accountants           13

Balance Sheet as of June 30, 2000                                             14

Statements of Operations for years ended June 30, 2000 and 1999               15
    and from inception

Statements of Stockholders' Equity for the period July 8, to June 30, 2000    16

Statements of Cash Flows for the years ended June 30, 2000 and 1999           17
   and from inception

Notes to Financial Statements                                                 18


(a)(2)  Financial  Statement   Schedules.   The  following  financial  statement
     schedules are included as part of this report: None

(a)(3)  Exhibits.

 None

--------------------------------------------------------------------------------
                                   SIGNATURES
--------------------------------------------------------------------------------


Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by following persons on behalf of the Registrant and in the capacities and on the dates indicated:


                                           VANSTAR  FILMS,  INC.


Date: October 12, 2000              By  /s/ Louis Tardif
                                    --------------------------------------------
                                    Louis  Tardif,  President and Director


Date: October 12, 2000              By  /s/ Grant Curran
                                     -------------------------------------------
                                     Grant Curran, Secretary and Director

ANDERSEN ANDERSEN & STRONG, L.C.
Certified Public Accountants and Business Consultants

                                                  941 East 3300 South, Suite 202
                                                      Salt Lake City, Utah 84106
                                                          Telephone 801 486-0096
                                                                Fax 801 486-0098


Board of Directors
Vanstar Films, Inc.
Vancouver, B.C.

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

We have audited the accompanying balance sheets of Vanstar Films, Inc. (development stage company) at June 30, 2000 , and the statements of operations, stockholders' equity, and cash flows for the years ended June 30, 2000 and 1999 and the period July 8, 1997 (date of inception) to June 30, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management as well as evaluating the overall balance sheet presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Vanstar Films, Inc. at June 30, 2000, and the results of operations, and cash flows for the years ended June 30, 2000 and 1999 and the period July 8, 1997 (date of inception) to June 30, 2000, in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has suffered recurring losses from operations since its inception and does not have sufficient working capital for its planned activity, which raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are described in Note 4. These financial statements do not include any adjustments that might result from the outcome of this uncertainty.

                                                      Andersen Andersen & Strong

Salt Lake City, Utah
September 15, 2000

                               VANSTAR FILMS, INC.
                          ( Development Stage Company)
                                  BALANCE SHEET
                                  June 30, 2000
--------------------------------------------------------------------------------



ASSETS

CURRENT ASSETS

   Cash                                                              $   1,009
                                                                       -------
   Total Current Assets                                              $   1,009
                                                                        ======



LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

    Accounts payable - related parties                               $  5,032
   Accounts payable                                                      3,495
                                                                        ------
       Total Current Liabilities                                         8,527
                                                                        ------

STOCKHOLDERS' EQUITY

    Preferred Stock
       10,000,000 shares authorized at $0.001 par
       value; none issued and outstanding                                 -

   Common stock
        50,000,000 shares authorized  at $0.001 par value;
        4,951,500 shares issued and outstanding                          4,952

   Capital in excess of par value                                      155,799

    Deficit accumulated during the development stage                  (168,269)
                                                                      --------

       Total Stockholders' Deficiency                                   (7,518)
                                                                     ---------

                                                                    $    1,009

              The accompanying notes are an integral part of these
                             financial statements.



                                                       VANSTAR FILMS INC.
                                                  ( Development Stage Company)
                                                    STATEMENTS OF OPERATIONS
                                          For the Years  Ended June 30,  2000 and 1999
                               and the  Period  July 8,  1997  (Date of Inception) to June 30, 2000
---------------------------------------------------------------------------------------------------------------------------------

                                                                                                               July 8, 1997
                                                                         June 30          June 30         (Date of Inception) to
                                                                          2000             1999              June  30, 2000
                                                                        --------          -------            ---------------

REVENUES                                                            $       -           $       -             $         136

EXPENSES                                                                  36,697           34,036                   166,450
                                                                         -------          -------                 ---------

NET LOSS                                                                 (36,697)         (34,036)                 (166,314)

COMPREHENSIVE LOSS

   Loss from foreign currency translation                                   (417)            (403)                   (1,955)
                                                                        --------         --------                 ---------

NET COMPREHENSIVE LOSS                                               $   (37,114)       $ (34,439)            $    (168,269)
                                                                        ========         ========                 =========


NET LOSS PER COMMON
   SHARE

       Basic                                                         $      (.01)       $    (.01)
                                                                        --------         --------




AVERAGE OUTSTANDING
   SHARES


         Basic                                                         4,918,500        4,885,500
                                                                       ---------        ---------












              The accompanying notes are an integral part of these
                             financial statements.

                                                  VANSTAR  FILMS,  INC.
                                               ( Development Stage Company)
                                       STATEMENT OF CHANGES  IN STOCKHOLDERS' EQUITY
                                          Period from July 8, 1997 (Date of Inception)
                                                   to June 30, 2000
-------------------------------------------------------------------------------------------------------------------
                                                                                       Capital in
                                                            Common Stock                Excess of        Accumulated
                                                      Shares            Amount          Par Value          Deficit
                                                      ------            ------         -----------      ------------
Balance July 8,  1997 (date of inception)                -            $       -        $        -      $       -

Issuance of common stock for cash at                 2,315,000             2,315            19,900             -
    $.0088 - July 10, 1997

Issuance of common stock for cash at
    $.0089 - Sept 18, 1997                           2,301,000             2,301            19,900             -

Issuance of common stock for cash at
    $.001 - Sept 30, 1997                               86,000                86               -               -

Issuance of common stock for cash at
    $.27 - Jan 2, 1998                                 107,500               108            31,392             -

Issuance of common stock for cash at
   $.37 - April 20, 1998                                50,000                50            19,950             -

Net operating loss  for the year ended
    June 30, 1998                                       -                     -                -              (96,716)

Issuance of common stock for cash at                    70,000                70            20,930              -
   $.31 - Sept 15, 1998

Cancellation of common stock -
    December  9, 1998                                  (44,000)              (44)              -

Contributions to capital by officers - expenses             -                 -              9,655              -

Net operating loss for the year
   ended  June 30, 1999                                     -                 -                -             (34,439)

Balance June 30, 1999                                4,885,500             4,886           121,727          (131,155)

Issuance of common stock for cash at $1.49 -
   September and October 1999                           16,000                16            23,812              -

Issuance of common stock for cash at $.21 -
   March 9, 2000                                        50,000                50            10,260              -

Net operating loss for the year ended
   June 30, 2000                                            -                 -                -             (37,114)

Balance June 30, 2000                                4,951,500        $    4,952       $   155,799      $   (168,269)
                                                     =========           =======          ========         ==========

   The accompanying notes are an integral part of these financial statements.


------------------------------------------------------------------------------------------------------
                                         ( Development Stage Company)
                                            STATEMENT OF CASH FLOWS
                              For the Years  Ended June 30,  2000 and 1999
                  and  the   Period   July  8,  1997   (Date  of  Inception) to June 30, 2000
------------------------------------------------------------------------------------------------------


                                                                                      July 8, 1997
                                                         June 30        June 30    (Date of Inception)
                                                          2000            1999      to June 30, 2000
                                                        ---------      ---------   -------------------
CASH FLOWS FROM
   OPERATING ACTIVITIES

   Net loss                                            $  (36,697)    $  (34,036)    $     (166,314)

   Adjustments to reconcile net loss to
       net cash provided by operating
       activities

          Changes  in accounts payable                      3,002          3,275              8,527
          Conributions to capital - expenses                  -            9,655              9,655
            Foreign currency translations                    (417)          (403)            (1,955)


          Net Decrease in Cash From Operations            (34,112)       (21,509)          (150,087)
                                                        ---------      ---------     --------------

CASH FLOWS FROM INVESTING
   ACTIVITIES
                                                             -               -                  -
                                                        ---------      ---------     --------------

CASH FLOWS FROM FINANCING
   ACTIVITIES

            Proceeds from issuance of common stock         34,138         20,956            151,096
                                                        ---------      ---------     --------------

   Net Increase (Decrease)  in Cash                            26           (553)             1,009

   Cash at Beginning of Period                                983          1,536                -
                                                        ---------      ---------     --------------

   Cash at End of Period                                $   1,009      $     983     $        1,009
                                                        =========      =========     ==============








              The accompanying notes are an integral part of these
                             financial statements.

                               VANSTAR FILMS, INC.
                          ( Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS

--------------------------------------------------------------------------------


1. ORGANIZATION

The Company was incorporated under the laws of the State of Nevada on July 8, 1997 with authorized common stock of 50,000,000 shares at $.001 par value and 10,000,000 shares of preferred stock at $.001 par value.

The preferred stock will have rights and preferences as may be determined by the Board of Directors when issued.

The Corporation was organized for the purpose of conducting business in the field of the production of films for the theater and television and related services.

Since its inception the company completed offerings under rule 504 of Regulation D of 4,799,500 shares of its common capital stock.

The Company has been in the development stage since inception.

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Accounting Methods

The Company recognizes income and expenses based on the accrual method of accounting.

Dividend Policy

The Company has not yet adopted a policy regarding payment of dividends.

Income Taxes

On June 30, 2000, the Company had a net operating loss carry forward of $ 166,769. The tax benefit from the loss carry forward has been fully offset by a valuation reserve because the use of the future tax benefit is undeterminable since the Company has no operations. The operating loss expires in 2021.

Basic and Diluted Net Income (Loss) Per Share

Basic net income (loss) per share amounts are computed based on the weighted average number of shares actually outstanding. Diluted net income (loss) per share amounts are computed using the weighted average number of common shares and common equivalent shares outstanding as if shares had been issued on the exercise of the preferred share rights unless the exercise becomes antidilutive and then only the basic per share amounts are shown in the report.

                               VANSTAR FILMS, INC.
                          ( Development Stage Company)
                    NOTES TO FINANCIAL STATEMENTS (Continued)

--------------------------------------------------------------------------------


2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Financial Instruments

The carrying amounts of financial instruments, including cash and accounts payable, are considered by management to be their estimated fair values.

Comprehensive Income

The Company adopted Statement of Financial Accounting Standards No. 130. The adoption of this standard had no impact on the total stockholder's equity on June 30, 2000.

Recent Accounting Pronouncements

The Company does not expect that the adoption of other recent accounting pronouncements will have a material impact on its financial statements.

Foreign Currency Translation

The transactions of the Company were completed in Canadian currency which is considered to be the functional currency. For reporting purposes the balance sheet accounts have been translated to US currency at the exchange rate in effect at the time, and the operating accounts at the average rates in effect during the year. The gain or loss is shown under the comprehensive loss.

Estimates and Assumptions

Management uses estimates and assumptions in preparing financial statements in accordance with generally accepted accounting principles. Those estimates and assumptions affect the reported amounts of the assets and liabilities, the disclosure of contingent assets and liabilities, and the reported revenues and expenses. Actual results could vary from the estimates that were assumed in preparing these financial statements.

3.  RELATED PARTY TRANSACTIONS

Related parties own 50% of the outstanding stock of the Company.

4.  GOING CONCERN

Continuation of the Company as a going concern is dependent upon obtaining sufficient working capital for its planned activity and the management of the Company has developed a strategy, which it believes will accomplish this objective through additional equity funding, and long term financing, which will enable the Company to operate for coming year.