Form 10QSB
period 2000-09-30
VANSTAR FILMS INC
filed 2000-12-06
CIK 1116539

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549
                                   FORM 10-QSB


(x) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended        September  30, 2000
                               -------------------------------------------------

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from       to
                              ------    ------

Commission File number     000-30927
                       -----------------

                               VANSTAR FILMS, INC.
            --------------------------------------------------------
               (Exact name of registrant as specified in charter)

       Nevada                                                    98-0209053
---------------------------------------                     -------------------
(State or other jurisdiction of                               (I.R.S. Employer
incorporation or organization)                               Identification No.)

  3rd Floor 1622 West 7th Ave, Vancouver BC Canada                V6J IS5
-----------------------------------------------------          -------------
(Address of principal executive offices)                        (Zip Code)


                                 604 -731- 1191
               --------------------------------------------------
               Registrant's telephone number, including area code



--------------------------------------------------------------------------------
  (Former name, former address, and former fiscal year, if changed since last report.)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), Yes [x ] No [ ] and (2) has been subject to such filing requirements for the past 90 days. Yes [x ] No [ ]

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the last practicable date

       Class                              Outstanding as of  September 30, 2000
     ---------                           ---------------------------------------
Common  Stock, $0.001                                   4,951,500



                                      INDEX




                                                                                                           Page
                                                                                                          Number
PART I.

          ITEM 1.           Financial Statements ( Unaudited )...............................................3

                            Balance Sheets...................................................................4
                               September 30, 2000 and June 30, 2000

                            Statements of Operations
                               For the three  months ended  September  30, 2000 and 1999.....................5 and the period  July  8, 1997 to September 30, 2000

                            Statements of Cash Flows
                                For the three months ended September 30, 2000 and 1999.......................6 and the period  July 8, 1997  to September 30, 2000


                            Notes to Financial Statements....................................................7

          ITEM 2.           Plan of Operations...............................................................9

PART II.                    Signatures......................................................................10



                         PART I - FINANCIAL INFORMATION

--------------------------------------------------------------------------------


                          ITEM 1. FINANCIAL STATEMENTS

--------------------------------------------------------------------------------



The accompanying balance sheets of Vanstar Films , Inc. ( development stage company) at September 30, 2000 and June 30, 2000, and the statements of operations for the three months ended September 30, 2000 and 1999 and the period July 8, 1997 (date of inception) to September 30, 2000, and the statement of cash flows for the three months ended September 30, 2000 and 1999, and the period from July 8, 1997 to September 30, 2000, have been prepared by the Company's management and they do not include all information and notes to the financial statements necessary for a complete presentation of the financial position, results of operations, and cash flows in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature.

Operating results for the quarter ended September 30, 2000, are not necessarily indicative of the results that can be expected for the year ending June 30, 2001.

                               VANSTAR FILMS, INC.
                          ( Development Stage Company)
                                 BALANCE SHEETS
                      September 30, 2000 and June 30, 2000

--------------------------------------------------------------------------------


                                                         Sept 30,       June 30,
                                                          2000            2000
                                                          ----            ----
ASSETS

CURRENT ASSETS

   Cash                                                  $     103    $   1,009
                                                         ---------    ---------
   Total Current Assets                                  $     103    $   1,009
                                                         =========    =========



LIABILITIES AND STOCKHOLDERS' DEFICIENCY

CURRENT LIABILITIES

    Accounts payable - related parties                   $   4,974    $   5,032
   Accounts payable                                          3,845        3,495
                                                         ---------    ---------
       Total Current Liabilities                             8,819        8,527
                                                         ---------    ---------

STOCKHOLDERS'  DEFICIENCY

    Preferred Stock
       10,000,000 shares authorized at $0.001 par
       value; none issued and outstanding                     --           --

   Common stock
        50,000,000 shares authorized  at $0.001 par
    value; 4,951,500 shares issued and outstanding           4,952        4,952

   Capital in excess of par value                          155,799      155,799

    Deficit accumulated during the development stage      (169,467)    (168,269)
                                                         ---------    ---------

       Total Stockholders' Deficiency                       (8,716)      (7,518)
                                                         ---------    ---------

                                                         $     103    $   1,009
                                                         =========    =========



              The accompanying notes are an integral part of these
                             financial statements.

                               VANSTAR FILMS INC.
                          ( Development Stage Company)
                            STATEMENTS OF OPERATIONS
             For the Three Months Ended September 30, 2000 and 1999
     and the Period July 8, 1997 (Date of Inception) to September 30, 2000

--------------------------------------------------------------------------------


                                         Three Months               July 8, 1997
                                -----------------------------         (Date of
                                   Sept 30           Sept 30       Inception) to
                                    2000              1999         Sept 31, 2000
                                -----------       -----------      ------------

REVENUES                        $      --         $      --         $       136

EXPENSES                              1,198            11,024           169,603
                                -----------       -----------       -----------

NET LOSS                        $    (1,198)      $   (11,024)      $  (169,467)
                                ===========       ===========       ===========




NET LOSS PER COMMON
   SHARE

       Basic                    $      --         $      --
                                -----------       -----------




AVERAGE OUTSTANDING
   SHARES


         Basic                    4,951,500         4,901,500
                                -----------       -----------














              The accompanying notes are an integral part of these
                             financial statements.





                                    ( Development Stage Company)
                                       STATEMENT OF CASH FLOWS
                       For the Three Months Ended September 30, 2000 and 1999
                and the Period July 8, 1997 (Date of Inception) to September 30, 2000
-------------------------------------------------------------------------------------------------------------------


                                                                                   July 8, 1997
                                                        Sept 30,      Sept 30,  (Date of Inception)
                                                          2000          1999     to Sept 30, 2000
                                                       ---------      --------- ------------------
CASH FLOWS FROM
   OPERATING ACTIVITIES


   Net loss                                            $  (1,198)     $ (11,024)     $(169,467)

   Adjustments to reconcile net loss to
       net cash provided by operating
       activities

          Changes  in accounts payable                       292          1,103          8,819
          Contributions to capital - expenses               --             --            9,655
                                                       ---------      ---------      ---------


          Net Decrease in Cash From Operations              (906)        (9,921)      (150,993)
                                                       ---------      ---------      ---------

CASH FLOWS FROM INVESTING
   ACTIVITIES
                                                            --             --             --
                                                       ---------      ---------      ---------

CASH FLOWS FROM FINANCING
   ACTIVITIES

            Proceeds from issuance of common stock          --           14,230        151,096
                                                       ---------      ---------      ---------

   Net Increase (Decrease)  in Cash                         (906)         4,309            103

   Cash at Beginning of Period                             1,009            983           --
                                                       ---------      ---------      ---------

   Cash at End of Period                               $     103      $   5,292      $     103
                                                       =========      =========      =========








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

The Corporation was organized for the purpose of conducting business in the field of film development and production service.

Since its inception the company completed private placement offerings of 4,865,500 shares of its common capital stock.

The Company has been in the development stage since inception.

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Accounting Methods
------------------

The Company recognizes income and expenses based on the accrual method of accounting.

Dividend Policy
---------------

The Company has not yet adopted a policy regarding payment of dividends.

Income Taxes
------------

At September 30, 2000, the Company had a net operating loss carry forward of $ 169,467. The tax benefit from the loss carry forward has been fully offset by a valuation reserve because the use of the future tax benefit is undeterminable since the Company has no operations. The operating loss expires in 2021.

Basic and Diluted Net Income (Loss) Per Share
---------------------------------------------

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

Comprehensive Income
--------------------

The Company adopted Statement of Financial Accounting Standards No. 130. The adoption of this standard had no impact on the total stockholder's deficiency.

                               VANSTAR FILMS, INC.
                          ( Development Stage Company)
                    NOTES TO FINANCIAL STATEMENTS (Continued)

--------------------------------------------------------------------------------


2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Recent Accounting Pronouncements
--------------------------------

The Company does not expect that the adoption of other recent accounting pronouncements will have a material impact on its financial statements.

Foreign Currency Translation
----------------------------

The transactions of the Company were completed in Canadian currency which is considered to be the functional currency. For reporting purposes the balance sheet accounts have been translated to US currency at the exchange rate in effect at the time, and the operating accounts at the average rates in effect during the year. The gain or loss is included in the operating statement .

Financial Instruments
---------------------

The carrying amounts of financial instruments, including cash and accounts payable, are considered by management to be their estimated fair values.

Estimates and Assumptions
-------------------------

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

3.  RELATED PARTY TRANSACTIONS

The statement of changes in stockholder's equity shows a total of 4,951,500 shares of common stock issued of which 3,205,000 shares were issued to related parties.

4.  GOING CONCERN

Continuation of the Company as a going concern is dependent upon obtaining sufficient working capital for its planned activity and the management of the Company has developed a strategy, which it believes will accomplish this objective through additional equity funding, and long term financing, which will enable the Company to operate for the coming year.

                           ITEM 2. PLAN OF OPERATIONS

--------------------------------------------------------------------------------


The Company's management intends to continue developing its interest in the field of film development and production service but it does not have the working capital to be successful in this effort.

Continuation of the Company as a going concern is dependent upon obtaining the necessary working capital for its planned activity. The management of the Company has developed a strategy, which they believe can obtain the needed working capital through additional equity funding and long term debt which will enable the Company to be successful in its planned efforts.

Liquidity and Capital Resources
-------------------------------

The Company will need additional working capital to finance its planned activity.

Results of Operations
---------------------

The Company has had no operations during this reporting period.



                               PART 2 - SIGNATURES

--------------------------------------------------------------------------------


                                   SIGNATURES

--------------------------------------------------------------------------------


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned there unto duly authorized.



                                                     VANSTAR  FILMS,  INC.
                                                        [Registrant]




Dated   December 6, 2000                           By   /s/   G. D. Curran
                                                       -------------------------
                                                        Director