Form 10QSB
period 2000-12-31
VANSTAR FILMS INC
filed 2001-03-19
CIK 1116539

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549
                                   FORM 10-QSB


(x )QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended        December  31, 2000
                               ------------------------------

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIE EXCHANGE ACT OF 1934

For the transition period from                 to
                               ---------------    ------------

Commission File number         000-30927
                       --------------------------



                               VANSTAR FILMS, INC.
            --------------------------------------------------------
               (Exact name of registrant as specified in charter)



       Nevada                                                     98-0209053
--------------------------------                            -------------------
(State or other jurisdiction of                               (I.R.S. Employer
incorporation or organization)                               Identification No.)

 3rd Floor 1622 West 7th Ave, Vancouver BC Canada                  V6J IS5
-------------------------------------------------               -------------
(Address of principal executive offices)                         (Zip Code)

                                 604 -731- 1191
                       -----------------------------------
               Registrant's telephone number, including area code



                ------------------------------------------------

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

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the last practicable date

      Class                                Outstanding as of December 31, 2000
    ---------                             --------------------------------------
Common  Stock, $0.001                                   4,951,500





                                             INDEX





                                                                                                Page
                                                                                               Number
                                                                                               ------
PART I.

          ITEM 1.    Financial Statements ( Unaudited )...........................................3

                     Balance Sheets...............................................................4
                        December 31, 2000 and June 30, 2000

                     Statements of Operations
                        For the three and six  months ended December  31, 2000 and 1999..........5 and the period  July  8, 1997 to December 31, 2000

                     Statements of Cash Flows
                         For the  six months ended December 31, 2000 and 1999.....................6 and the period  July 8, 1997  to December 31, 2000


                     Notes to Financial Statements................................................7

          ITEM 2.    Plan of Operations...........................................................9

PART II.             Signatures..................................................................10




                         PART I - FINANCIAL INFORMATION

--------------------------------------------------------------------------------


                          ITEM 1. FINANCIAL STATEMENTS

--------------------------------------------------------------------------------



The accompanying balance sheets of Vanstar Films , Inc. ( development stage company) at December 31, 2000 and June 30, 2000, and the statements of operations for the three and six months ended December 31, 2000 and 1999 and the period July 8, 1997 (date of inception) to December 31, 2000, and the statement of cash flows for the six months ended December 31, 2000 and 1999, and the period from July 8, 1997 to December 31, 2000, have been prepared by the Company's management and they do not include all information and notes to the financial statements necessary for a complete presentation of the financial position, results of operations, and cash flows in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature.

Operating results for the quarter ended December 31, 2000, are not necessarily indicative of the results that can be expected for the year ending June 30, 2001.

                               VANSTAR FILMS, INC.
                          ( Development Stage Company)
                                 BALANCE SHEETS
                       December 31, 2000 and June 30, 2000

--------------------------------------------------------------------------------


                                                          Dec 31,      June 30,
                                                           2000          2000
                                                         ---------    ---------
ASSETS

CURRENT ASSETS

   Cash                                                  $      64    $   1,009
                                                         ---------    ---------
   Total Current Assets                                  $      64    $   1,009
                                                         =========    =========



LIABILITIES AND STOCKHOLDERS' DEFICIENCY

CURRENT LIABILITIES

    Accounts payable - related parties                   $   4,985    $   5,032
   Accounts payable                                          5,437        3,495
                                                         ---------    ---------
       Total Current Liabilities                            10,422        8,527
                                                         ---------    ---------

STOCKHOLDERS'  DEFICIENCY

    Preferred Stock
       10,000,000 shares authorized at $0.001 par
       value; none issued and outstanding                     --           --

   Common stock
        50,000,000 shares authorized  at $0.001 par
    value; 4,951,500 shares issued and outstanding           4,952        4,952

   Capital in excess of par value                          155,799      155,799

    Deficit accumulated during the development stage      (171,109)    (168,269)
                                                         ---------    ---------

       Total Stockholders' Deficiency                      (10,358)      (7,518)
                                                         ---------    ---------

                                                         $      64    $   1,009
                                                         =========    =========



              The accompanying notes are an integral part of these
                             financial statements.




                                      VANSTAR FILMS INC.
                                 ( Development Stage Company)
                                   STATEMENTS OF OPERATIONS
                 For the Three and Six Months Ended December 31, 2000 and 1999
             and the Period July 8, 1997 (Date of Inception) to December 31, 2000

----------------------------------------------------------------------------------------------------------


                                Three Months                    Six Months
                                ------------                    ----------             July 8, 1997
                         Dec 31           Dec 31          Dec 31         Dec 31    (Date of Inception) to
                          2000             1999            2000           1999          Dec 31, 2000
                       -----------     -----------     -----------     -----------      -----------

REVENUES               $      --       $      --       $      --       $      --        $       136

EXPENSES                     1,642          11,024           2,840          22,048          171,245
                       -----------     -----------     -----------     -----------      -----------

NET LOSS               $    (1,642)    $   (11,024)    $    (2,840)    $   (22,048)     $  (171,109)
                       ===========     ===========     ===========     ===========      ===========




NET LOSS PER COMMON
   SHARE

       Basic           $      --       $      --       $      --       $      --
                       -----------     -----------     -----------     -----------




AVERAGE OUTSTANDING
   SHARES


         Basic           4,951,500       4,901,500       4,951,500       4,901,500
                       -----------     -----------     -----------     -----------














              The accompanying notes are an integral part of these
                             financial statements.





                               ( Development Stage Company)
                                  STATEMENT OF CASH FLOWS
                   For the Six Months Ended December 31, 2000  and 1999
           and the Period July 8, 1997 (Date of Inception) to December 31, 2000
------------------------------------------------------------------------------------------------


                                                                                 July 8, 1997
                                                                              (Date of Inception)
                                                       Dec 31,        Dec 31,         to
                                                        2000           1999      Dec 31, 2000
                                                      ---------     ---------   -------------
CASH FLOWS FROM
   OPERATING ACTIVITIES

   Net loss                                           $  (2,840)    $ (22,048)    $(171,109)

   Adjustments to reconcile net loss to
       net cash provided by operating
       activities

          Changes  in accounts payable                    1,895         2,100        10,422
          Contributions to capital - expenses              --            --           9,655


          Net Decrease in Cash From Operations             (945)      (19,948)     (151,032)
                                                      ---------     ---------     ---------

CASH FLOWS FROM INVESTING
   ACTIVITIES
                                                           --            --            --
                                                      ---------     ---------     ---------

CASH FLOWS FROM FINANCING
   ACTIVITIES

            Proceeds from issuance of common stock         --          18,990       151,096
                                                      ---------     ---------     ---------

   Net Increase (Decrease)  in Cash                        (945)         (958)           64

   Cash at Beginning of Period                            1,009           983          --
                                                      ---------     ---------     ---------

   Cash at End of Period                              $      64     $      25     $      64
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

Income Taxes
------------

At December 31, 2000, the Company had a net operating loss carry forward of $ 171,109. The tax benefit from the loss carry forward of $51,333 has been fully offset by a valuation reserve because the use of the future tax benefit is undeterminable since the Company has no operations. The operating loss expires in 2022.

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



                                      VANSTAR  FILMS,  INC.
                                      [Registrant]




Dated   March 17, 2001               By /s/ Grant Curran
                                        -------------------------------------
                                        Grant Curran, Director and Controller