Form 10QSB
period 2001-03-31
VANSTAR FILMS INC
filed 2001-05-29
CIK 1116539

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549
                                   FORM 10-QSB


(x)QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
                                  ACT OF 1934

For the quarterly period ended       March  31, 2001
                               ----------------------------

( )TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE
                                  ACT OF 1934

For the transition period from               to
                               -------------    ------------

Commission File number    000-30927
                       ---------------

                               VANSTAR FILMS, INC.
            --------------------------------------------------------
               (Exact name of registrant as specified in charter)

       Nevada                                                     98-0209053
-------------------------------                              -------------------
(State or other jurisdiction of                               (I.R.S. Employer
incorporation or organization)                               Identification No.)

3rd Floor 1622 West 7th Ave, Vancouver BC Canada                  V6J IS5
------------------------------------------------               -------------
(Address of principal executive offices)                        (Zip Code)

                                 604 -731- 1191
                       -----------------------------------
               Registrant's telephone number, including area code


                       -----------------------------------
(Former  name,  former  address,  and former  fiscal year, if changed since last report.)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), Yes [x ] No [ ] and (2) has been subject to such filing requirements for the past 90 days. Yes [x ] No [ ]

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the last practicable date

       Class                                  Outstanding as of March 31, 2001
     ---------                               -----------------------------------
Common  Stock, $0.001                                     4,951,500



                                                 INDEX





                                                                                              Page
                                                                                             Number
                                                                                             ------
PART I.
     ITEM 1.  Financial Statements ( Unaudited )...............................................3

              Balance Sheets...................................................................4
                 March 31, 2001 and June 30, 2000

              Statements of Operations
                 For the three and nine  months ended March  31, 2001 and 2000.................5 and the period  July  8, 1997 to March 31, 2001

              Statements of Cash Flows
                  For the nine months ended March 31, 2001 and 2000............................6 and the period  July 8, 1997  to March 31, 2001

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


                         PART I - FINANCIAL INFORMATION

--------------------------------------------------------------------------------

                          ITEM 1. FINANCIAL STATEMENTS

--------------------------------------------------------------------------------



The accompanying balance sheets of Vanstar Films , Inc. ( development stage company) at March 31, 2001 and June 30, 2000, and the statements of operations for the three and nine months ended March 31, 2001 and 2000 and the period July 8, 1997 (date of inception) to March 31, 2001, and the statement of cash flows for the nine months ended March 31, 2001 and 2000, and the period from July 8, 1997 to March 31, 2001, have been prepared by the Company's management and they do not include all information and notes to the financial statements necessary for a complete presentation of the financial position, results of operations, and cash flows in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature.

Operating results for the quarter ended March 31, 2001, are not necessarily indicative of the results that can be expected for the year ending June 30, 2001.

                               VANSTAR FILMS, INC.
                          ( Development Stage Company)
                                 BALANCE SHEETS
                        March 31, 2001 and June 30, 2000
--------------------------------------------------------------------------------


                                                          Mar 31,      June 30,
                                                           2001          2000
                                                         ---------    ---------
ASSETS

CURRENT ASSETS

   Cash                                                  $     564    $   1,009
                                                         ---------    ---------
   Total Current Assets                                  $     564    $   1,009
                                                         =========    =========



LIABILITIES AND STOCKHOLDERS' DEFICIENCY

CURRENT LIABILITIES

    Accounts payable - related parties                   $  13,996    $   5,032
   Accounts payable                                         46,850        3,495
                                                         ---------    ---------
       Total Current Liabilities                            60,846        8,527
                                                         ---------    ---------

STOCKHOLDERS'  DEFICIENCY

    Preferred Stock
       10,000,000 shares authorized at $0.001 par
       value; none issued and outstanding                     --           --

   Common stock
        50,000,000 shares authorized  at $0.001 par
    value; 4,951,500 shares issued and outstanding           4,952        4,952

   Capital in excess of par value                          155,799      155,799

    Deficit accumulated during the development stage      (221,033)    (168,269)
                                                         ---------    ---------

       Total Stockholders' Deficiency                      (60,282)      (7,518)
                                                         ---------    ---------

                                                         $     564    $   1,009
                                                         =========    =========



              The accompanying notes are an integral part of these
                             financial statements.




                                         VANSTAR FILMS INC.
                                    ( Development Stage Company)
                                      STATEMENTS OF OPERATIONS
                 For the Three and Nine Months Ended March 31, 2001 and 2000 and the
                     Period July 8, 1997 (Date of Inception) to March 31, 2001
----------------------------------------------------------------------------------------------------------


                              Three Months                  Nine Months
                      --------------------------    --------------------------          July 8, 1997
                        Mar 31         Mar 31          Mar 31         Mar 31        (Date of Inception) to
                         2001           2000            2001           2000             Mar  31, 2001
                      -----------    -----------    -----------    -----------           -----------
REVENUES              $      --      $      --      $      --      $      --             $       136

EXPENSES                   49,924         10,260         52,764         32,308               221,169
                      -----------    -----------    -----------    -----------           -----------

NET LOSS              $   (49,924)   $   (10,260)   $   (52,764)   $   (32,308)          $  (221,033)
                      ===========    ===========    ===========    ===========           ===========




NET LOSS PER COMMON
   SHARE

       Basic          $      --      $      --      $      --      $      --
                      -----------    -----------    -----------    -----------




AVERAGE OUTSTANDING
   SHARES


         Basic          4,951,500      4,951,500      4,951,500      4,951,500
                      -----------    -----------    -----------    -----------














                        The accompanying notes are an integral part of these
                                       financial statements.





                                 ( Development Stage Company)
                                    STATEMENT OF CASH FLOWS
                       For the Nine Months Ended March 31, 2001 and 2000
              and the Period July 8, 1997 (Date of Inception) to March 31, 2001
--------------------------------------------------------------------------------------------------


                                                                                July 8, 1997
                                                      Mar 31,      Mar 31,  (Date of Inception)
                                                       2001         2000       to Mar 31, 2001
                                                     ---------    ---------     ------------
CASH FLOWS FROM
   OPERATING ACTIVITIES

   Net loss                                          $ (52,764)   $ (32,308)      $(221,033)

   Adjustments to reconcile net loss to
       net cash provided by operating
       activities

          Changes  in accounts payable                  52,319        2,103          60,846
          Contributions to capital - expenses             --           --             9,655


          Net Decrease in Cash From Operations            (445)     (30,205)       (150,532)
                                                     ---------    ---------       ---------

CASH FLOWS FROM INVESTING
   ACTIVITIES
                                                          --           --              --
                                                     ---------    ---------       ---------

CASH FLOWS FROM FINANCING
   ACTIVITIES

            Proceeds from issuance of common stock        --         34,138         151,096
                                                     ---------    ---------       ---------

   Net Increase (Decrease)  in Cash                       (445)       3,933          564

   Cash at Beginning of Period                           1,009          983            --
                                                     ---------    ---------       ---------

   Cash at End of Period                             $     564    $   4,916       $     564
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

Income Taxes
------------

At March 31, 2001, the Company had a net operating loss carry forward of $221,033. The tax benefit of $66,310 from the loss carry forward has been fully offset by a valuation reserve because the use of the future tax benefit is undeterminable since the Company has no operations. The operating loss expires in 2022.

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

4.  GOING CONCERN

Continuation of the Company as a going concern is dependent upon obtaining sufficient working capital to service its debt and for any planned activity and the management of the Company has developed a strategy, which it believes will accomplish this objective through additional equity funding, and long term financing, which will enable the Company to operate for the coming year.

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



                                                 VANSTAR  FILMS,  INC.
                                                 [Registrant]




Dated May 29, 2001                             By  /s/ G.D. Curran
                                                 -------------------------------