Form 10KSB
period 2001-06-30
VANSTAR FILMS INC
filed 2001-10-11
CIK 1116539

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                   FORM 10-KSB

(x) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)

For the fiscal year ended                June 30, 2001
                          ------------------------------------------------------

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

For the transition period from             to
                               -----------    -----------

Commission File number      0-30927
                       ------------------

                               VANSTAR FILMS, INC,
              ----------------------------------------------------
               (Exact name of registrant as specified in charter)

                   Nevada                                  98-0209053
--------------------------------------------       --------------------------
State or other jurisdiction of incorporation       (I.R.S. Employer I.D. No.)
or organization

1895 26th Street, West Vnacouver, BC, Canada                           V7V 4K2
---------------------------------------------------    ------------------
(Address of principal executive offices)                  (Zip Code)

Issuer's telephone number, including area code      1-604-482-0111
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
                                                           ----------

State the aggregate market value of the voting stock held by non affiliates of the registrant. The aggregate market value shall be computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days. At June 30, 2001, the aggregate market value of the voting stock held by non affiliates is undeterminable and is considered to be 0. During the past two years there has been no trading on an exchange however there has been over-counter-trading in small quantities and therefore the Registrant has arbitrarily valued these shares with no value.

     (ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PAST FIVE YEARS)

                                 Not applicable

                   (APPLICABLE ONLY TO CORPORATE REGISTRANTS)

As of June 30, 2001, the registrant had 4,951,500 shares of common stock issued and outstanding.

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




                                     TABLE OF CONTENTS

------------------------------------------------------------------------------------------------

PART I
                                                                                       Page

ITEM 1.        DESCRIPTION OF BUSINESS                                                   4

ITEM 2.        DESCRIPTION OF PROPERTIES                                                 4

ITEM 3.        LEGAL PROCEEDINGS                                                         4

ITEM 4.        SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS                         4


PART II

ITEM 5.        MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS                  4


ITEM 6.        MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION                 5

ITEM 7.        FINANCIAL STATEMENTS                                                      5

ITEM 8.        CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
               AND FINANCIAL DISCLOSURE                                                  5


PART III

ITEM 9.        DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, AND CONTROL PERSONS;
               COMPLIANCE WITH SECTION 16 (a) OF THE EXCHANGE ACT                        5

ITEM 10.       EXECUTIVE COMPENSATION                                                    7

ITEM 11.       SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT            8

ITEM 12.       CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS                            8


ITEM 13.       EXHIBITS AND REPORTS ON FORM 8-K                                          9

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

The Company was organized for the purpose to develop a business in the film industry. On September 7, 2001 the Company's officers and directors resigned and appointed new officers and directors. The new management has abandoned any efforts in the film industry and is in the process of evaluating a new direction for the Company.

--------------------------------------------------------------------------------
                        ITEM 2. DESCRIPTION OF PROPERTIES
--------------------------------------------------------------------------------


The Registrant's administrative offices are located at 1895 26th Street, West Vancouver, BC Canada, V&V 4K2.

--------------------------------------------------------------------------------
                            ITEM 3. LEGAL PROCEEDINGS
--------------------------------------------------------------------------------

                                      None

--------------------------------------------------------------------------------
          ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS
--------------------------------------------------------------------------------

                                      None
--------------------------------------------------------------------------------
        ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
--------------------------------------------------------------------------------


During the year through June 30, 2001 there has been no established trading market for the shares of the Registrant's common stock over an exchange however the stock has been trading over-the-counter in small quantities. The trading amounts for a share of stock for the year are listed below by quarter:


                                 2000                             2001
                             Low     High                     Low      High
     First                   .55     .88                      .30      .63
     Second                  .51     .70                      .04      .40
     Third                   .51    1.00                      .04      .18
     Fourth                  .12    .85                       .05      .15

During the last fiscal year the Registrant did not issue any common shares of Its capital. Since its inception, the Company has not paid any dividends on its Common stock, and the Company does not anticipate that it will pay dividends
in the foreseeable   future.  At  June  30,  2001  the  Company  had
approximately  77 shareholders.

--------------------------------------------------------------------------------
        ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION
--------------------------------------------------------------------------------


Overview

From its inception in July , 1997 the Registrant attempted to develop a film production business but without any success. Over the past four years the Company never managed to enter into any agreements nor did it ever commence to produce any films.

On September 7, 2001 all existing officers and directors resigned and new officers and directors were appointed. The new Board has abandoned efforts directed toward the film industry and is now in the process of evaluating a new business for the company.


Results of Operations

The Company has not yet started operations and consequently has no revenues. It had administrative expenses totaling $70,360 for the year ended June 30, 2001 compared to $37,114 for the prior year.

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

--------------------------------------------------------------------------------
        ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS, PROMOTERS, AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT
--------------------------------------------------------------------------------


The following table as of June 30, 2001, includes the name, age, and position of each executive officer and director and the term of office of each director of the Company.

Name               Age     Position                        Director and/or
----               ---     --------                         Officer Since
                                                            -------------
John Curry         55      President  and Director            September 2001

David Raffa        43      Secretary and Director             September 2001

Ron Voyer          45      Director                           September 2001

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

John Curry
-------------

President and Director is a chartered accountant and experienced entrepreneur. He is a founding partner (retired) in Bedford Curry, Chartered Accountants, a mid size firm in Vancouver. John is also a Director of WaveRider (NASDAQ: WAVC) and Voice Mobility (TSE: VMY, OTCBB: VMII and FWB: VMY). Mr. Curry resides at 1895 26th Street, West Vancouver, British Columbia, Canada.

David Raffa
-------------

Secretary and Director, Mr. Raffa is a partner and COO of Catalyst Corporate Finance Lawyers which is a law firm in Vancouver focused on building and financing young technology companies. David also has expertise in matters of corporate governance and all matters relating to structuring and operating Boards. David is also a Director of two other public companies that trade on the Canadian CDNX: Brightwave Ventures Inc. CDNX: BW and Duran Gold Corporation.
CDNX: DRN. Mr. Raffa resides at 1050 Carnaby Place, North Vancouver, British Columbia.

Ron Voyer
------------

A Director and a partner in BlairCrossonVoyer an accounting firm specialized in providing taxation, valuation and litigation support services whose clients are lawyers, accountants and government agencies. Ron is also a Director of Emercap Ventures Inc. ( CDNX: ECV) .Mr. Voyer resides at, 2626 Lawson Ave., West Vancouver, British Columbia, Canada.

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

The following table as of June 30, 2001, includes the name and position of each Reporting Person that failed to file on a timely basis any reports required pursuant to Section 16(a) during the most recent fiscal year or prior years.

Name                         Position                         Report to be Filed

Louis Tardif                 President  and Director                 Form 3
Marvin Wideen                Vice President and Director             Form 3
Grant Curran                 Secretary and Director                  Form 3


--------------------------------------------------------------------------------
                         ITEM 10. EXECUTIVE COMPENSATION
--------------------------------------------------------------------------------


Cash Compensation

None


Bonuses and Deferred Compensation

None.


Compensation Pursuant to Plans

None.


Pension Table

None.


Other Compensation

A fee due to a consultant for investor relations services and expenses during 1999 and 2000 totaling $59,500 was recorded during the year.


Compensation of Directors

During the year remuneration has been accrued to an officer and director for accounting services over the past four years for a total of $20,000.

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



                                   Nature of          Number of
Name of Person or Group            Ownership (1)      Shares Owned    Percent
-----------------------            --------------     ------------    -------
Officers and Directors and
  Principal Shareholders:

Louis Tardif                        Direct              1,858,500       37
Marvin Wideen                       Direct                 40,000        -
Grant Curran                        Direct                 15,000        -

All Officers and Directors
  as a Group (3 persons)            Direct              1,913,500       37

Ann Huber, 4136 Almondel Ct         Direct                752,458       15
West Vancouver, BC, Canada

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


Transactions with Promoters

A fee due to a consultant for investor relations services and expenses during 1999 and 2000 totaling $59,500 was recorded during the year.

--------------------------------------------------------------------------------
                    ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K
--------------------------------------------------------------------------------


(a)(1) Financial Statements. The following financial statements are included in this report:

Title of Document                                                           Page

Report of Andersen, Andersen & Strong, Certified Public Accountants           13

Balance Sheet as of June 30, 2001                                             14

Statements of Operations for years ended June 30, 2001 and 2000               15
    and from inception

Statements of Stockholders' Equity for the period July 8, 1997
    to June 30, 2001                                                          16

Statements of Cash Flows for the years ended June 30, 2001 and 2000           17
   and from inception

Notes to Financial Statements                                                 18


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


                                           VANSTAR  FILMS,  INC.


Date: October 9, 2001               By  /s/ John Curry
                                    --------------------------------------------
                                    John Curry,  President and Director


Date: October 9, 2001                By  /s/ David Raffa
                                     -------------------------------------------
                                     Secretary and Director

ANDERSEN ANDERSEN & STRONG, L.C.
Certified Public Accountants and Business Consultants

                                                  941 East 3300 South, Suite 202
                                                      Salt Lake City, Utah 84106
                                                          Telephone 801 486-0096
                                                                Fax 801 486-0098



Board of Directors
Vanstar Films, Inc.
Vancouver, B.C.


               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

We have audited the accompanying balance sheets of Vanstar Films, Inc. (development stage company) at June 30, 2001 , and the statements of operations, stockholders' equity, and cash flows for the years ended June 30, 2001 and 2000 and the period July 8, 1997 (date of inception) to June 30, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management as well as evaluating the overall balance sheet presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Vanstar Films, Inc. at June 30, 2001, and the results of operations, and cash flows for the years ended June 30, 2001 and 2000 and the period July 8, 1997 (date of inception) to June 30, 2001, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company does not have sufficient working capital to service its debt and for its planned activity, which raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are described in Note 4. These financial statements do not include any adjustments that might result from the outcome of this uncertainty.



Salt Lake City, Utah
October 4, 2001                                   s/Andersen Andersen and Strong

                               VANSTAR FILMS, INC.
                          ( Development Stage Company)
                                  BALANCE SHEET
                                  June 30, 2001

--------------------------------------------------------------------------------



ASSETS
CURRENT ASSETS

   Cash                                                               $     520
                                                                      ---------

   Total Current Assets                                               $     520
                                                                      =========



LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES

    Accounts payable - related parties                                $  27,793
   Accounts payable                                                      42,957
                                                                      ---------

       Total Current Liabilities                                         70,750
                                                                      ---------

STOCKHOLDERS' EQUITY

    Preferred Stock
       10,000,000 shares authorized at $0.001 par
       value; none issued and outstanding                                  --

   Common stock
        50,000,000 shares authorized  at $0.001 par value;
        4,951,500 shares issued and outstanding                           4,952

   Capital in excess of par value                                       155,799
   Translation adjustment                                                  (344)
    Deficit accumulated during the development stage                   (230,637)
                                                                      ---------

       Total Stockholders' Deficiency                                   (70,230)
                                                                      ---------

                                                                      $     520
                                                                      ==========
   The accompanying notes are an integral part of these financial statements.


                                         VANSTAR FILMS INC.
                                    ( Development Stage Company)
                                      STATEMENTS OF OPERATIONS
                     For the Years Ended June 30, 2001 and 2000 and the Period
                         July 8, 1997 (Date of Inception) to June 30, 2001

-----------------------------------------------------------------------------------------------------


                                                                                    July 8, 1997
                                                     June 30        June 30      (Date of Inception) to
                                                      2001           2000           June  30, 2001
                                                   -----------    -----------        -----------
REVENUES                                           $      --      $      --          $       136

EXPENSES                                                64,333         36,697            230,773
                                                   -----------    -----------        -----------

NET LOSS                                               (64,333)       (36,697)          (230,637)

COMPREHENSIVE LOSS

   Gain (loss) from foreign currency translation         1,621           (417)              (344)
                                                   -----------    -----------        -----------

NET COMPREHENSIVE LOSS                             $   (62,712)   $   (37,114)       $  (230,981)
                                                   ===========    ===========        ===========


NET LOSS PER COMMON
   SHARE

       Basic                                       $      (.01)   $      (.01)
                                                   -----------    -----------




AVERAGE OUTSTANDING
   SHARES


         Basic                                       4,951,500      4,918,500
                                                   -----------    -----------






   The accompanying notes are an integral part of these financial statements.


                                         VANSTAR FILMS, INC.
                                    ( Development Stage Company)
                            STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                            Period from July 8, 1997 (Date of Inception)
                                          to June 30, 2001

-------------------------------------------------------------------------------------------------------


                                                        Common Stock          Capital in
                                                   ------------------------   Excess of    Accumulated
                                                     Shares        Amount     Par Value      Deficit
                                                   ----------   -----------   -----------  -----------
Balance July 8,  1997 (date of inception)               --      $     --      $     --     $     --

Issuance of common stock for cash at               2,315,000         2,315        19,900         --
    $.0088 - July 10, 1997
Issuance of common stock for cash at
    $.0089 - Sept 18, 1997                         2,301,000         2,301        19,900         --
Issuance of common stock for cash at
    $.001 - Sept 30, 1997                             86,000            86          --           --
Issuance of common stock for cash at
    $.27 - Jan 2, 1998                               107,500           108        31,392         --
Issuance of common stock for cash at
   $.37 - April 20, 1998                              50,000            50        19,950         --
Net operating loss  for the year ended
    June 30, 1998                                       --            --            --        (96,716)
Issuance of common stock for cash at                  70,000            70        20,930         --
   $.31 - Sept 15, 1998
Cancellation of common stock -
    December  9, 1998                                (44,000)          (44)         --
Contributions to capital by officers - expenses         --            --           9,655         --
Net operating loss for the year
   ended  June 30, 1999                                 --            --            --        (32,891)
                                                   ----------   -----------   -----------  -----------
Balance June 30, 1999                              4,885,500         4,886       121,727     (129,607)

Issuance of common stock for cash at $1.49 -
   September and October 1999                         16,000            16        23,812         --
Issuance of common stock for cash at $.21 -
   March 9, 2000                                      50,000            50        10,260         --
Net operating loss for the year ended
   June 30, 2000                                        --            --            --        (36,697)
                                                   ----------   -----------   -----------  -----------
Balance June 30, 2000                              4,951,500         4,952       155,799     (166,304)

Net operating loss for the year ended
   June 30, 2001                                        --            --            --        (64,333)

                                                   ----------   -----------   -----------  -----------
Balance June 30, 2001                              4,951,500    $    4,952    $  155,799   $ (230,637)
                                                  ==========    ==========    ==========   ==========




   The accompanying notes are an integral part of these financial statements.



                                     VANSTAR FILMS, INC.
                                 ( Development Stage Company)
                                   STATEMENT OF CASH FLOWS
                      For the Years Ended June 30, 2001 and 2000 and the
                   Period July 8, 1997 (Date of Inception) to June 30, 2001

---------------------------------------------------------------------------------------------------


                                                                                   July 8, 1997
                                                      June 30      June 30     (Date of Inception)
                                                        2001        2000         to June 30, 2001
                                                     ---------    ---------     -----------------
CASH FLOWS FROM
   OPERATING ACTIVITIES

   Net loss                                          $ (64,333)   $ (36,697)       $(230,637)

   Adjustments to reconcile net loss to
       net cash provided by operating
       activities

          Changes  in accounts payable                  62,223        3,002           70,750
          Conributions to capital - expenses              --           --              9,655
          Foreign currency translations                  1,621         (417)            (344)


          Net Decrease in Cash From Operations            (489)     (34,112)        (150,576)
                                                     ---------    ---------        ---------

CASH FLOWS FROM INVESTING
   ACTIVITIES
                                                          --           --               --
                                                     ---------    ---------        ---------

CASH FLOWS FROM FINANCING
   ACTIVITIES

          Proceeds from issuance of common stock          --         34,138          151,096
                                                     ---------    ---------        ---------

   Net Increase (Decrease)  in Cash                       (489)          26              520

   Cash at Beginning of Period                           1,009          983             --
                                                     ---------    ---------        ---------

   Cash at End of Period                             $     520    $   1,009        $     520
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

The Corporation was organized for the purpose of conducting business in the field of the production of films for the theater and television and related services however during the current year the Company abandoned any efforts in the film industry and is seeking other opportunities.

The Company has been in the development stage since inception.

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Accounting Methods
------------------

The Company recognizes income and expenses based on the accrual method of accounting.


Dividend Policy
---------------

The Company has not yet adopted a policy regarding payment of dividends.


Income Taxes
------------

On June 30, 2001, the Company had a net operating loss carry forward of $ 230,637. The tax benefit of approximately $69,191 from the loss carry forward has been fully offset by a valuation reserve because the use of the future tax benefit is undeterminable since the Company has no operations. The operating loss expires in 2022.


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


Comprehensive Income
--------------------

The Company adopted Statement of Financial Accounting Standards No. 130. The adoption of this standard had no impact on the total stockholder's equity.


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


3.  RELATED PARTY TRANSACTIONS

Related parties own 53% of the outstanding stock of the Company.


4.  GOING CONCERN

Continuation of the Company as a going concern is dependent upon obtaining sufficient working capital to service its debt and for its planned activity and the management of the Company has developed a strategy, which it believes will accomplish this objective, through additional equity funding, and long term financing, which will enable the Company to operate for the coming year.