Form 10QSB
period 2001-09-30
VANSTAR FILMS INC
filed 2001-10-31
CIK 1116539

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549
                                   FORM 10-QSB


(x) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended        September  30, 2001
                               --------------------------------------

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                   to
                               -----------------    ------------------
Commission File number        000-30927
                       -----------------------


                               VANSTAR FILMS, INC.
            --------------------------------------------------------
               (Exact name of registrant as specified in charter)

           Nevada                                              98-0209053
-------------------------------                           -------------------
(State or other jurisdiction of                            (I.R.S. Employer
 incorporation or organization)                           Identification No.)

3rd Floor 1622 West 7th Ave, Vancouver BC Canada                V6J IS5
-------------------------------------------------            ------------
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

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the last practicable date

          Class                          Outstanding as of  September 30, 2001
        ---------                       ----------------------------------------
  Common  Stock, $0.001                              4,951,500





                                       INDEX

                                                                                   Page
                                                                                  Number
PART I.

    ITEM 1.     Financial Statements ( Unaudited )..................................3

                Balance Sheets......................................................4
                   September 30, 2001 and June 30, 2001

                Statements of Operations
                   For the three  months ended  September  30, 2001 and 2000........5 and the period  July  8, 1997 to September 30, 2001

                Statements of Cash Flows
                    For the three months ended September 30, 2001 and 2000 .........6 and the period  July 8, 1997  to September 30, 2001


                Notes to Financial Statements.......................................7

    ITEM 2.     Plan of Operations..................................................9

PART II.        Signatures..........................................................9


                         PART I - FINANCIAL INFORMATION

--------------------------------------------------------------------------------

                          ITEM 1. FINANCIAL STATEMENTS

--------------------------------------------------------------------------------



The accompanying balance sheets of Vanstar Films , Inc. ( development stage company) at September 30, 2001 and June 30, 2001, and the statements of operations for the three months ended September 30, 2001 and 2000 and the period July 8, 1997 (date of inception) to September 30, 2001, and the statement of cash flows for the three months ended September 30, 2001 and 2000, and the period from July 8, 1997 to September 30, 2001, have been prepared by the Company's management and they do not include all information and notes to the financial statements necessary for a complete presentation of the financial position, results of operations, and cash flows in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature.

Operating results for the quarter ended September 30, 2001, are not necessarily indicative of the results that can be expected for the year ending June 30, 2002.

                               VANSTAR FILMS, INC.
                          ( Development Stage Company)
                                 BALANCE SHEETS
                      September 30, 2001 and June 30, 2001

--------------------------------------------------------------------------------


                                                          Sept 30,     June 30,
                                                            2001         2001
                                                         ---------    ---------

 ASSETS

CURRENT ASSETS

   Cash                                                  $     178    $     520
                                                         ---------    ---------
   Total Current Assets                                  $     178    $     520
                                                         =========    =========



LIABILITIES AND STOCKHOLDERS' DEFICIENCY

CURRENT LIABILITIES

   Accounts payable - related parties                    $  29,730    $  27,793
   Accounts payable                                         41,095       42,957
                                                         ---------    ---------
       Total Current Liabilities                            70,825       70,750
                                                         ---------    ---------

STOCKHOLDERS'  DEFICIENCY

   Preferred Stock
       10,000,000 shares authorized at $0.001 par
       value; none issued and outstanding                     --           --

   Common stock
       50,000,000 shares authorized  at $0.001 par
       value; 4,951,500 shares issued and outstanding        4,952        4,952

   Capital in excess of par value                          155,799      155,799
   Foreign currency translation adjustment                   1,748         (344)
   Deficit accumulated during the development stage       (233,146)    (230,637)
                                                         ---------    ---------

       Total Stockholders' Deficiency                      (70,647)     (70,230)
                                                         ---------    ---------

                                                         $     178    $     520
                                                         =========    =========


   The accompanying notes are an integral part of these financial statements.




                                         VANSTAR FILMS INC.
                                    ( Development Stage Company)
                                      STATEMENTS OF OPERATIONS
                       For the Three Months Ended September 30, 2001 and 2000
                and the Period July 8, 1997 (Date of Inception) to September 30, 2001

---------------------------------------------------------------------------------------------------


                                                          Three Months
                                                   --------------------------       July 8, 1997
                                                     Sept 30        Sept 30    (Date of Inception) to
                                                       2001           2000         Sept  31, 2001
                                                   -----------    -----------       -----------
REVENUES                                           $      --      $      --         $       136

EXPENSES                                                 2,509          1,198           233,282
                                                   -----------    -----------       -----------

NET LOSS                                                (2,509)        (1,198)         (233,146)

COMPREHENSIVE GAIN (LOSS)

   Gain (loss) from foreign currency translation         2,092           --               1,748


NET COMPREHENSIVE LOSS                             $      (417)   $    (1,198)      $  (231,398)
                                                   ===========    ===========       ===========


NET LOSS PER COMMON
   SHARE

       Basic                                       $      --      $      --
                                                   -----------    -----------




AVERAGE OUTSTANDING
   SHARES


       Basic                                         4,951,500      4,951,500
                                                   -----------    -----------









             The accompanying notes are an integral part of these financial statements.




                                   ( Development Stage Company)
                                      STATEMENT OF CASH FLOWS
                      For the Three Months Ended September 30, 2001 and 2000
               and the Period July 8, 1997 (Date of Inception) to September 30, 2001

-------------------------------------------------------------------------------------------------


                                                                                  July 8, 1997
                                                      Sept 30,     Sept 30,   (Date of Inception)
                                                       2001         2000        to Sept 30, 2001
                                                     ---------    ---------    -----------------
CASH FLOWS FROM
   OPERATING ACTIVITIES

   Net loss                                          $  (2,509)   $  (1,198)        $(233,146)

   Adjustments to reconcile net loss to
       net cash provided by operating activities

       Changes  in accounts payable                         75          292            70,825
       Contributions to capital - expenses                --           --               9,655
       Foreign currency translations                     2,092         --               1,748


          Net Decrease in Cash From Operations            (342)        (906)         (150,918)
                                                     ---------    ---------         ---------

CASH FLOWS FROM INVESTING
   ACTIVITIES
                                                          --           --                --
                                                     ---------    ---------         ---------

CASH FLOWS FROM FINANCING
   ACTIVITIES

          Proceeds from issuance of common stock          --           --             151,096
                                                     ---------    ---------         ---------

   Net Increase (Decrease)  in Cash                       (342)        (906)              178

   Cash at Beginning of Period                             520        1,009              --
                                                     ---------    ---------         ---------

   Cash at End of Period                             $     178    $     103         $     178
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

The Corporation was organized for the purpose of conducting business in the field of film development and production service however the Company was unsuccessful in this effort and became inactive.

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


Income Taxes
------------

At September 30, 2001, the Company had a net operating loss carry forward of $233,146. The tax benefit of approximately $69,944 from the loss carry forward has been fully offset by a valuation reserve because the use of the future tax benefit is undeterminable since the Company has no operations. The operating loss expires in 2022.


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

                               VANSTAR FILMS, INC.
                          ( Development Stage Company)
                    NOTES TO FINANCIAL STATEMENTS (Continued)

--------------------------------------------------------------------------------


2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Comprehensive Income
--------------------

The Company adopted Statement of Financial Accounting Standards No. 130. The adoption of this standard has had no material impact on the total stockholder's deficiency.


Recent Accounting Pronouncements
--------------------------------

The Company does not expect that the adoption of other recent accounting pronouncements will have a material impact on its financial statements.


Foreign Currency Translation
----------------------------

The transactions of the Company were completed in Canadian currency which is considered to be the functional currency. For reporting purposes the balance sheet accounts have been translated to US currency at the exchange rate in effect at the time, and the operating accounts at the average rates in effect during the year. Any gain or loss is included in the operating statement under comprehensive income (loss) .


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

--------------------------------------------------------------------------------

                           ITEM 2. PLAN OF OPERATIONS

--------------------------------------------------------------------------------


From its inception in July , 1997 the Registrant attempted to develop a film production business but without any success. Over the past four years the Company never managed to enter into any agreements nor did it ever commence to produce any films.

On September 7, 2001 all existing officers and directors resigned and new officers and directors were appointed. The new Board has abandoned efforts directed toward the film industry and is now in the process of evaluating a new business for the company and securing additional financing.


Results of Operations
---------------------

The Company has not yet started operations and consequently has no revenues.

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



                                              VANSTAR  FILMS,  INC.
                                                   [Registrant]


Dated   October 29, 2001                      By   /s/ John E. Curry
                                                 -------------------------------
                                                   John E. Curry, President