Form 10QSB
period 2001-12-31
VANSTAR FILMS INC
filed 2002-02-08
CIK 1116539

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549
                                   FORM 10-QSB


(x) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended        December  31, 2001
                               --------------------------------------

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                 to
                               ---------------    --------------

Commission File number             000-30927
                       ------------------------------


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

                                 604 -731- 1191
                                 --------------
               Registrant's telephone number, including area code


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

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the last practicable date

                  Class                 Outstanding as of December 31, 2001
                ---------             -------------------------------------
           Common  Stock, $0.001               4,951,500


                                          INDEX

                                                                                    Page
                                                                                   Number
                                                                                   ------
PART I.

    ITEM 1.     Financial Statements ( Unaudited )....................................3

                Balance Sheets........................................................4
                   December 31, 2001 and June 30, 2001

                Statements of Operations
                   For the three and six months ended December  31, 2001 and 2000 ....5 and the period  July  8, 1997 to December 31, 2001

                Statements of Cash Flows
                    For the six months ended December 31, 2001 and 2000 ..............6 and the period  July 8, 1997  to December 31, 2001


                Notes to Financial Statements.........................................7

    ITEM 2.     Plan of Operations...................................................10

PART II.        Signatures...........................................................10


                         PART I - FINANCIAL INFORMATION

--------------------------------------------------------------------------------

                          ITEM 1. FINANCIAL STATEMENTS

--------------------------------------------------------------------------------



The accompanying balance sheets of Vanstar Films , Inc. ( development stage company) at December 31, 2001 and June 30, 2001, and the statements of operations for the three and six months ended December 31, 2001 and 2000 and the period July 8, 1997 (date of inception) to December 31, 2001, and the statement of cash flows for the six months ended December 31, 2001 and 2000, and the period from July 8, 1997 to December 31, 2001, have been prepared by the Company's management in conformity with accounting principles generally accepted in the United States of America. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature.

Operating results for the quarter ended December 31, 2001, are not necessarily indicative of the results that can be expected for the year ending June 30, 2002.

                               VANSTAR FILMS, INC.
                          ( Development Stage Company)
                                 BALANCE SHEETS
                       December 31, 2001 and June 30, 2001

--------------------------------------------------------------------------------


                                                          Dec 31,      June 30,
                                                           2001          2001
                                                         ---------    ---------
 ASSETS

CURRENT ASSETS

   Cash                                                  $     181    $     520
                                                         ---------    ---------
   Total Current Assets                                  $     181    $     520
                                                         =========    =========



LIABILITIES AND STOCKHOLDERS' DEFICIENCY

CURRENT LIABILITIES

   Accounts payable - related parties                    $   3,375    $  27,793
   Accounts payable                                         72,326       42,957
                                                         ---------    ---------
       Total Current Liabilities                            75,701       70,750
                                                         ---------    ---------

STOCKHOLDERS'  DEFICIENCY

    Preferred Stock
       10,000,000 shares authorized at $0.001 par
       value; none issued and outstanding                     --           --

   Common stock
        50,000,000 shares authorized  at $0.001 par
        value; 4,951,500 shares issued and outstanding       4,952        4,952

   Capital in excess of par value                          155,799      155,799
   Foreign currency translation adjustment                   4,598         (344)
   Deficit accumulated during the development stage       (240,869)    (230,637)
                                                         ---------    ---------

       Total Stockholders' Deficiency                      (75,520)     (70,230)
                                                         ---------    ---------

                                                         $     181    $     520
                                                         =========    =========


   The accompanying notes are an integral part of these financial statements.



                                            VANSTAR FILMS INC.
                                       ( Development Stage Company)
                                         STATEMENTS OF OPERATIONS
                      For the Three and Six Months Ended December 31, 2001 and 2000
                   and the Period July 8, 1997 (Date of Inception) to December 31, 2001

---------------------------------------------------------------------------------------------------------------------------------


                                           Three Months             Six Months
                                     ----------------------    ----------------------       July 8, 1997
                                       Dec 31       Dec 31       Dec 31      Dec 31   (Date of Inception) to
                                        2001        2000          2001        2000         Dec  31, 2001
                                     ---------    ---------    ---------    ---------  ---------------------
REVENUES                             $    --      $    --      $    --      $    --           $     136

EXPENSES                                 7,723        1,642       10,232        2,840           241,005
                                     ---------    ---------    ---------    ---------         ---------

NET LOSS                                (7,723)      (1,642)     (10,232)      (2,840)         (240,869)

COMPREHENSIVE GAIN (LOSS)

   Gain (loss) from foreign
              currency translation       2,850         --          4,942         --               4,598


NET COMPREHENSIVE LOSS               $  (4,873)   $  (1,642)   $  (5,290)   $  (2,840)        $(236,271)
                                     =========    =========    =========    =========         =========


NET LOSS PER COMMON
   SHARE

       Basic                         $    --      $    --      $    --      $    --
                                     ---------    ---------    ---------    ---------




AVERAGE OUTSTANDING
   SHARES


         Basic (stated in 1000's)        4,951        4,951        4,951        4,951
                                     ---------    ---------    ---------    ---------









                The accompanying notes are an integral part of these financial statements.



                                      VANSTAR FILMS INC.
                                 ( Development Stage Company)
                                    STATEMENT OF CASH FLOWS
                      For the Six Months Ended December 31, 2001 and 2000
             and the Period July 8, 1997 (Date of Inception) to December 31, 2001
-----------------------------------------------------------------------------------------------


                                                                                July 8, 1997
                                                       Dec 31       Dec 31  (Date of Inception)
                                                        2001         2000     to Dec 31, 2001
                                                     ---------    ---------   ---------------
CASH FLOWS FROM
   OPERATING ACTIVITIES

   Net loss                                          $ (10,232)   $  (2,840)   $(240,869)

   Adjustments to reconcile net loss to
       net cash provided by operating
       activities

          Changes  in accounts payable                   4,951        1,895       75,701
          Contributions to capital - expenses             --           --          9,655
          Foreign currency translations                  4,942         --          4,598


          Net Decrease in Cash From Operations            (339)        (945)    (150,915)
                                                     ---------    ---------    ---------

CASH FLOWS FROM INVESTING
   ACTIVITIES
                                                          --           --          --
                                                     ---------    ---------    ---------

CASH FLOWS FROM FINANCING
   ACTIVITIES

          Proceeds from issuance of common stock          --           --        151,096
                                                     ---------    ---------    ---------

   Net Increase (Decrease)  in Cash                       (339)        (945)         181

   Cash at Beginning of Period                             520        1,009         --
                                                     ---------    ---------    ---------

   Cash at End of Period                             $     181    $      64    $     181
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

Income Taxes
------------

At December 31, 2001, the Company had a net operating loss carry forward of $240,869. The tax benefit of approximately $72,260 from the loss carry forward has been fully offset by a valuation reserve because the use of the future tax benefit is undeterminable since the Company has no operations. The operating loss expires in 2022.

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

Foreign Currency Translation
----------------------------

The transactions of the Company were completed in Canadian currency which is considered to be the functional currency. For reporting purposes the balance sheet accounts have been translated to US currency at the exchange rate in effect at the time, and the operating accounts at the average rates in effect during the year. Any gain or loss resulting from the translation is included in the operating statement under comprehensive income (loss) .

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

3.  RELATED PARTY TRANSACTIONS

Related parties have made loans to the Company of $3,375.

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

                           ITEM 2. PLAN OF OPERATIONS

--------------------------------------------------------------------------------


From its inception in July 1997 the Registrant attempted to develop a film production business but without any success. Over the past four years the Company did not enter into any agreements nor did it commence to produce any films.

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



                                         VANSTAR  FILMS,  INC.
                                         [Registrant]


Dated   February  7, 2002                By /s/ John E. Curry
                                           -------------------------------
                                             John E. Curry, President