Form 10QSB
period 2002-03-31
GARUDA CAPITAL CORP
filed 2002-05-15
CIK 1116539

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549
                                   FORM 10-QSB


(x) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended       March 31, 2002
                               --------------------------------------

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                 to
                               ---------------    --------------

Commission File number             000-30927
                       ------------------------------



                              Garuda Capital Corp.
                      -------------------------------------
             (Exact name of registrant as specified in its chapter)

         Nevada                       0 - 30927                   980209053
----------------------------   ------------------------     -------------------
(State or other jurisdiction   (Commission File Number)     (IRS Employer ID #)
     of incorporation)


#502 - 1978 Vine Street, Vancouver, B.C., Canada                    V6K 4S1
-------------------------------------------------              -----------------
(Address of principal executive offices)                           (Zip Code)


Registrant's telephone number, including area code  604-233-6453
                                                    ------------

                     1895 26th Street, West Vancouver, B.C.
        ----------------------------------------------------------------
          (Former name or former address, if changed since last report)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), Yes [x ] No [ ] and (2) has been subject to such filing requirements for the past 90 days. Yes [x ] No [ ]


                      APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the last practicable date

                  Class                 Outstanding as of March 31, 2002
                ---------             -------------------------------------
           Common  Stock, $0.001                      1,247,575

                         PART I - FINANCIAL INFORMATION

-------------------------------------------------------------------------------

                          ITEM 1. FINANCIAL STATEMENTS

-------------------------------------------------------------------------------



The accompanying balance sheets of Garuda Capital Corp. (development stage company) at March 31, 2002 and June 30, 2001, and the statements of operations for the three and nine months ended March 31, 2002 and 2001 and the period July 8, 1997 (date of inception) to March 31, 2002, and the statement of cash flows for the nine months ended March 31, 2002 and 2001, and the period from July 8, 1997 to March 31, 2002, have been prepared by the Company's management and they do not include all information and notes to the financial statements necessary for a complete presentation of the financial position, results of operations, and cash flows in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature.

Operating results for the quarter ended March 31, 2002, are not necessarily indicative of the results that can be expected for the year ending June 30, 2002.



                              GARUDA CAPITAL CORP.
                         (formerly Vanstar Films, Inc.)
                           (Development Stage Company)
                                 BALANCE SHEETS
                        March 31, 2002 and June 30, 2001

-----------------------------------------------------------------------------------

                                                            Mar 31,       June 30,
                                                             2002           2001
                                                         -----------    -----------
ASSETS

CURRENT ASSETS

   Bank                                                  $      --      $       520

Deposits for acquisition of:
   Hagensborg Foods Ltd.                                     593,734           --

Advances to:
   Hagensborg Foods Ltd.                                     470,000           --
   Garuda Ventures Canada Inc.                               100,000           --
                                                         -----------    -----------
  Total Current Assets                                   $ 1,163,734    $       520
                                                         ===========    ===========

LIABILITIES AND STOCKHOLDERS' DEFICIENCY

CURRENT LIABILITIES

   Bank indebtedness                                     $     1,400    $      --
   Accounts payable                                           17,271         42,957
   Accounts payable - related parties                          9,375         27,793
                                                         -----------    -----------
   Total Current Liabilities                                  28,046         70,750
                                                         -----------    -----------
STOCKHOLDERS'  EQUITY

    Preferred Stock
       10,000,000 shares authorized at $0.001 par
       value; none issued and outstanding                       --             --
   Common stock
        50,000,000 shares authorized  at $0.001 par
        value; 1,247,575 shares issued and outstanding         5,952          4,952

   Capital in excess of par value                            254,799        155,799

   Foreign currency translation adjustment                     4,598           (344)

   Subscription paid for common shares                     1,151,500           --

   Deficit accumulated during the development stage         (281,161)      (230,637)
                                                         -----------    -----------

       Total Stockholders' Equity (deficiency)             1,135,688        (70,230)
                                                         -----------    -----------
                                                         $ 1,163,734    $       520
                                                         ===========    ===========

              The accompanying notes are an integral part of these
                             financial statements.

                                      - 2 -



                                           GARUDA CAPITAL CORP.
                                      (formerly Vanstar Films, Inc.)
                                        (Development Stage Company)
                                         STATEMENTS OF OPERATIONS
                    For the Three and Nine Months Ended March 31, 2002 and 2001 and the
                         Period July 8, 1997 (Date of Inception) to March 31, 2002

---------------------------------------------------------------------------------------------------------

                                  Three Months                    Nine Months
                          -------------------------------   -------------------------   July 8, 1997
                               Mar 31         Mar 31         Mar 31         Mar 31   (Date of Inception)
                                2002           2001           2002           2001     to  Mar  31, 2002
                          ------------------------------------------------------------------------------
REVENUES                     $      --      $      --      $      --      $      --      $       136

EXPENSES                          40,294         49,924         50,526         52,764        281,299
                             -----------    -----------    -----------    -----------    -----------

NET LOSS                         (40,294)       (49,924)       (50,526)       (52,764)      (281,163)

COMPREHENSIVE GAIN

   Gain from foreign
     currency translation           --             --             --             --            4,598

                             -----------    -----------    -----------    -----------    -----------

NET COMPREHENSIVE LOSS       $   (40,294)   $   (49,924)   $   (50,526)   $   (52,764)   $  (276,565)
                             ===========    ===========    ===========    ===========    ===========


NET LOSS PER COMMON SHARE

   Basic                     $      --      $      --      $      --      $      --
                             -----------    -----------    -----------    -----------




AVERAGE OUTSTANDING SHARES


  Basic                        4,951,500      4,951,500      4,951,500      4,951,500
                             -----------    -----------    -----------    -----------




                           The accompanying notes are an integral part of these
                                          financial statements.


                                    GARUDA CAPITAL CORP.
                               (formerly Vanstar Films, Inc.)
                                (Development Stage Company)
                                  STATEMENTS OF CASH FLOWS
            For the Three and Nine Months Ended March 31, 2002 and 2001 and the
                 Period July 8, 1997 (Date of Inception) to March 31, 2002
-------------------------------------------------------------------------------------------

                                                                             July 8, 1997
                                                  Mar 31,       Mar 31,  (Date of Inception)
                                                   2002          2001      to Mar 31, 2002
                                               -----------    -----------  ---------------

CASH FLOWS FROM
   OPERATING ACTIVITIES

   Net loss                                    $   (50,524)   $   (52,764)   $  (281,161)

   Adjustments to reconcile net loss to
       net cash provided by operating
       activities

       Changes in accounts payable                 (44,104)        52,319         26,646
       Contributions to capital - expenses            --             --            9,655
     Foreign currency translations                   4,942           --            4,598
                                               -----------    -----------    -----------

     Net Decrease in Cash From Operations          (89,686)          (445)      (240,262)
                                               -----------    -----------    -----------

CASH FLOWS FROM INVESTING
   ACTIVITIES

     Advances to related companies                (593,734)          --         (593,734)
     Loans to related companies                   (570,000)          --         (570,000)
                                               -----------    -----------    -----------
                                                (1,163,734)          --       (1,163,734)

CASH FLOWS FROM FINANCING
   ACTIVITIES

     Proceeds from issuance of common stock        100,000           --          251,096
     Proceeds from share subscriptions           1,151,500           --        1,151,500
                                               -----------    -----------    -----------
                                                 1,251,500           --        1,402,596
                                               -----------    -----------    -----------

   Net Decrease in Cash                             (1,920)          (445)        (1,400)

   Cash at Beginning of Period                         520          1,009           --
                                               -----------    -----------    -----------

   Cash (bank indebtedness) at End of Period   $    (1,400)   $       564    $    (1,400)
                                               ===========    ===========    ===========



                    The accompanying notes are an integral part of these
                                   financial statements.

                              GARUDA CAPITAL CORP.
                         (formerly Vanstar Films, Inc.)
                           (Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
       For the Three and Nine Months Ended March 31, 2002 and 2001 and the
            Period July 8, 1997 (Date of Inception) to March 31, 2002
--------------------------------------------------------------------------------

1. ORGANIZATION

The Company was incorporated under the laws of the State of Nevada on July 8, 1997 with authorized common stock of 50,000,000 shares at $.001 par value and10,000,000 shares of preferred stock at $.001 par value.

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

Income Taxes
-----------------

At March 31, 2002, the Company had a net operating loss carry forward of $281,163. The tax benefit of $72,260 from the loss carry forward has been fully offset by a valuation reserve because the use of the future tax benefit is undeterminable since the Company has no operations. The operating loss expires in 2022.

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

                              GARUDA CAPITAL CORP.
                         (formerly Vanstar Films, Inc.)
                           (Development Stage Company)
                    NOTES TO FINANCIAL STATEMENTS (continued)
           For the Three and Nine Months Ended March 31, 2002 and 2001
       and the Period July 8, 1997 (Date of Inception) to March 31, 2002
--------------------------------------------------------------------------------


2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Recent Accounting Pronouncements
--------------------------------

The Company does not expect that the adoption of other recent accounting pronouncements will have a material impact on its financial statements.

Foreign Currency Translation
----------------------------

The transactions of the Company were completed in Canadian currency which is considered to be the functional currency. For reporting purposes the balance sheet accounts have been translated to US currency at the exchange rate in effect at the time, and the operating accounts at the average rates in effect during the year. The gain or loss is included in the operating statement.

Financial Instruments
---------------------

The carrying amounts of financial instruments, including cash and accounts payable, are considered by management to be their estimated fair values.

Estimates and Assumptions
----------------------------------

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


3.  RELATED PARTY TRANSACTIONS

The Company incurred management fees of $26,000 from its directors.


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


5.  SUBSEQUENT EVENT

On April 1, 2002 the Company acquired two separate  businesses,  both located in
Vancouver:

     o Hagensborg Foods Ltd., a BC corporation, is a manufacturer and distributor of gourmet food products. Hagensborg was acquired for consideration of US$1,120,000 cash for all its outstanding share capital and liquidation of certain debentures to be allocated as follows: $600,000 for the common shares, $100,000 for the preference shares and $420,000 for the retirement of the debentures.

                              GARUDA CAPITAL CORP.
                         (formerly Vanstar Films, Inc.)
                           (Development Stage Company)
                    NOTES TO FINANCIAL STATEMENTS (continued)
           For the Three and Nine Months Ended March 31, 2002 and 2001
       and the Period July 8, 1997 (Date of Inception) to March 31, 2002
--------------------------------------------------------------------------------


     o Natural Program Inc., a Nevada corporation, is a developer and distributor of herbal remedies. Natural Program Inc.was acquired for consideration of 500,000 shares of Garuda.

By an agreement dated April 19, 2002 HFL acquired certain branded product lines, rights, and all related assets from Hagensborg Food Corporation (HFC) for a purchase price of US$1,000,000 with consideration of $550,000 cash and an assumption of certain bank debt totaling $450,000. HFC is a company domiciled in the U.S. that is in the sales, marketing and distribution business of food products. With this transaction HFL has acquired all of HFC's product lines and related assets leaving HFC with its sales, marketing and distribution structure and a non-exclusive distribution right to HFL's products.








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

Liquidity and Capital Resources
---------------------------------------

The Company will need additional working capital to finance its planned activity.

Results of Operations
--------------------------

The Company has had no operations during this reporting period.

                           ITEM 2. PLAN OF OPERATIONS


The Company was organized to establish itself in the film industry. These efforts were abandoned in September 2001 and since then the Company's sole business has been to investigate new business opportunities. During the quarter the Company undertook a major re-organization by changing its name from Vanstar Films, Inc. to Garuda Capital Corp., consolidated the outstanding share capital on a 20:1 basis and undertook two separate financings: the first for $100,000 and the second which has not yet closed for a maximum of $2,500,000. By separate agreements Garuda has agreed to wholly acquire three separate companies on April 1, 2002: Hagensborg Foods Ltd (Hagensborg), a manufacturer and marketer of gourmet foods; Natural Program Inc. (NP) a developer and marketer of herbal remedies; and Garuda Ventures Canada Inc. a shell company that will be used to hold surplus funds.

Pursuant to the Hagensborg Agreement, the Company has agreed to acquire all of the issued and outstanding common shares of Hagensborg, being 6,894,000 shares, for the consideration of US $600,000 and all of the issued and outstanding preferred shares of Hagensborg, being 240,000 shares, for the consideration of US $100,000. Pursuant to the NP Agreement, the Issuer has agreed to acquire all of the issued and outstanding shares of NP, being 15,500 common shares, in exchange for 500,000 common shares of the Issuer.



History and General Development of Business of Hagensborg Foods Ltd.


Hagensborg Foods Ltd. ("Hagensborg") was incorporated in the Province of British Columbia in May, 1996 under the name "Celestial Chocolates". It changed its name to "Hagensborg Foods Limited" in 1998.


Hagensborg is in the business of manufacturing and marketing of gourmet chocolates. Its chocolate production plant which is located in Vancouver has a production capacity of 9 tons of chocolate per day or 8 kilograms per minute. Hagensborg serves wholesale and retails customers both in Canada and the US. All products are directly shipped from Hagensborg's warehouse.


History and General Development of Business of Natural Program Inc.

Natural Program Inc. was incorporated in the State of Nevada on July 7, 2000. In January 2002, Natural Program Ltd., a BC company incorporated on July 7, 2000, was acquired by Natural Program Inc. Operations remain in Vancouver.

Natural Program is in the business of developing and marketing herbal remedies. "Natural Program Herbal Laboratories" operates a Chinese herbal pharmacy to dispense high quality Chinese herbs to practitioners and markets a whole-sale line of herbal remedies under the Natural Program name. To date, Natural Program has completed the development of the first complete product line which is being test marketed in Vancouver-based health food stores and pharmacies.

Natural Program's main assets are its proprietary formulations which are developed in-house. Raw materials are sourced internationally to ensure the highest possible quality. Large-scale manufacturing is currently outsourced to specialized providers who comply with GMP standards (Good Manufacturing Practices). Natural Program's products are marketed in the US, Canada and Europe.

Currently, Natural Program's main product line consists of five liquid herbal remedies called the "Rescue Line" which are designed to improve the quality of day-to-day life, offering solutions for common health problems. The formulas are sold in 2 oz. (59.1ml) bottles and retail for approximately CDN$20.

Liquidity  and Capital Resources

During the quarter the Company completed a first private placement of $100,000 and received a total of $1,151,500 on a second private placement that was announced to have a maximum of $2,500,000. Of those funds a total of $1,163,734 was advanced to the three imminent wholly-owned subsidiaries. The Company is still in the development stage although Hagensborg should achieve a positive cash flow for its next year.


Results of Operations

Total expenses for the period were $40,294 which was largely management, legal and accounting fees. Those expenses are down from the comparable period in 2001 which had a total of $49,924. The Company had no operations during this period.





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



                                                GARUDA CAPITAL CORP.
                                                     [Registrant]




                                                    /s/ John E. Curry
                                          --------------------------------------
Date May 15, 2002                              John E. Curry, C.A.,  CFO