Form 10KSB
period 2002-06-30
GARUDA CAPITAL CORP
filed 2002-10-15
CIK 1116539

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   Form 10-KSB

[X]  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
     1934

     FOR THE FISCAL YEAR ENDED JUNE 30 2002

     Commission file number 0 - 30927

                           GARUDA CAPITAL CORPORATION
                           --------------------------
                 (Name of small business issuer in its charter)


           NEVADA                                        980209053
           ------                                        ---------
State or other jurisdiction of              (I.R.S. Employer Identification No.)
incorporation or organization)


      502 - 1978 Vine Street, Vancouver, BC V6K 4S1, Canada         V6K 4S1
      -----------------------------------------------------         -------
            Address of principal executive offices)                (Zip Code)

                    Issuer's telephone number (604) 233-6453

     Securities registered under Section 12(b) of the Exchange Act: none

     Securities registered under Section 12(g) of the Exchange Act:

                                     COMMON
                                     ------
                                (Title of class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No


Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X ]


State issuer's revenues for its most recent fiscal year. $340,937.
                                                         ---------


State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days. (See definition of affiliate in Rule 12b-2 of the Exchange Act.): 1,590,896, September 25, 2002


State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. 6,049,575 common shares.

                                     PART I

Item 1. Description of Business.

The business of Garuda Capital Corp.

Garuda Capital Corp, formerly Vanstar Films, Inc., was incorporated under the laws of the State of Nevada on July 8, 1997. It became a reporting issuer on the NASD OTCBB in June 2000 and was restructured in February 2002 through a 20:1 roll-back-reverse split of the share capital and the change of its name to Garuda Capital Corp.

Vanstar Films was organized to establish itself in the film industry. These efforts were abandoned in September 2001 and since then our sole business has been to investigate new business opportunities. In April 2002, Garuda acquired Hagensborg Foods Ltd., a Vancouver-based manufacturer and marketer of fine chocolates and other gourmet foods and Natural Program Inc., a manufacturer and distributor of natural medicine.

Hagensborg Foods Ltd. was acquired for consideration of US$700,000 cash for all its outstanding share capital to be allocated as follows: $600,000 for all outstanding common shares, $100,000 for all outstanding preferred shares. Natural Program Inc. was acquired for consideration of 500,000 common shares of Garuda Capital Corp.

On April 19, 2002, our subsidiary Hagensborg Foods Ltd. acquired certain assets of Hagensborg Food Corp. (HFC), a company domiciled in the U.S. that is in the business of selling, marketing and distributing food products. The assets were acquired excluding the cash and accounts receivable, for $1,000,0000. HFC shares certain common shareholders and directors with the Company and is therefore considered to be a related party for accounting purposes. Related party transactions are usually measured at the transferor's carrying amount in the absence of independent verification. Carrying amounts are defined as the cost amount on the accounts of the transferor after adjusting for any amortization or impairment in value. Accordingly the Company has recorded the acquisition at HFC's carrying value of $232,679, $100,000 in equipment and $132,679 in inventory. The difference between the carrying amount and the agreed exchange amount of $767,321 has been charged to deficit as a shareholder distribution in the current period.

Garuda's objective is to develop these two businesses by providing missing key ingredients such as management expertise, strategic planning, fund raising capabilities, and an extensive network of international contacts.



History and general development of business of Hagensborg Foods Ltd.

Hagensborg Foods Ltd. was incorporated in the Province of British Columbia, Canada in May 1996 under the name "Celestial Chocolates". It changed its name to "Hagensborg Foods Limited" in 1998.

Hagensborg is in the business of manufacturing and marketing of gourmet chocolates and other gourmet foods. Hagensborg serves wholesale and retails customers both in Canada and the US. All products are directly shipped from Hagensborg's warehouse in South Granville.


Products of Hagensborg Food Ltd.

Hagensborg manufactures and markets both branded and private label chocolates. The two main Hagensborg chocolate brands are "Kiss Me" truffle frogs and "Truffles To Go".

Truffles To Go(R) are manufactured in 8 flavors, Cappuccino, Orange, Mint, Mocha, Peanut Butter, Milk Chocolate, and Chocolate Eclipse. Truffles To Go(R) are marketed in two different size packages, a single serve pack with 2.5 oz and a sharing pack with 5.4 oz. In addition several "all natural" and "no sugar added" versions are manufactured. The target market of this product is the indulgent chocolate consumer: Typically women between 25 and 44 years of age in the mid to higher household income bracket who appreciate the superior taste and texture of European chocolate.

Kiss Me(R) is a European chocolate truffle in the shape of a frog with a melting truffle center. The product is marketed in a gift box presentation containing 12 individual chocolate frogs . The target market for Kiss Me truffles consists of upscale gift box chocolate consumers, both male and female between 25 and 54 years of age with medium to higher household incomes. They appreciate the superior taste and texture of European chocolate.

By an agreement dated April 19, 2002 Hagensborg Foods Ltd. acquired a line of seafood products including seafood pates and smoked salmon filets and all related assets from Hagensborg Food Corporation for a purchase price of US$1,000,000 with consideration of $550,000 cash and an assumption of certain bank debt totaling $450,000. Hagensborg Food Corporation is a company domiciled in the U.S. that is in the business of selling, marketing and distributing food products. In spite of the similar names the two companies have separate ownership although they have historically had a close relationship in developing their businesses as they intentionally provided an appearance as one company for marketing purposes.

Hagensborg seafood pates are marketed in 6 flavours, namely smoked salmon, Salmon, shrimp, rainbow trout with dill, crab and lobster. The products are packed in 3-oz tins and are sold either individually or inside a decorative retail box. Hagensborg owns the proprietary recipe and the custom German food processor, being utilized to produce the pate. This equipment is installed at St. Jeans, a plant in Nanaimo, BC, which produces the pate on a contract basis for Hagensborg. Hagensborg seafood pates are considered the market leader in this product category. Hagensborg's traditional Northwest-style Smoked Salmon Filets are of the highest quality and come in an award-winning winning box design.

Market

Gourmet foods consumption is affected by many factors, including climate, purchasers' disposable income, the economic development of the country and its distribution and marketing facilities. The developed nations generally have high levels of gourmet foods consumption in comparison to the developing or emerging nations.

The following are some highlights on chocolate consumption, tastes and buying habits:

An AWMA State of the Industry Report found that in the US, the heavy buyers of confectionery are adults in the 35-54 age group with children. Chocolate buyers are 59% more likely to have five or more people in the household. Chocolate and non-chocolate candy households are likely to be headed by a craftsman or technical worker than a white collar manager. Across all confectionery segments consumption is relatively higher among Black and Hispanic households.

A Datamonitor report shows that US consumers are increasingly moving away from chocolate to low fat and low sugar products. The chocolate industry in the US has only recently begun to introduce low fat products.

A Taylor Nelson AGB survey of 4350 people in the UK found that 16 to 24 year olds account for 22% of the volume sales of chocolate, and that males account for 53% of these sales. Chocolate was the clear leader in the impulse buying market with sales of (pound)2594 million.

According to an industry survey 53% of Canadians use chocolate as a personal reward. A third also uses candy and other sweets to reward their loved ones.

Lawrence Graham, President of the Chocolate Manufacturers Association - National Confectioners Association, said that in the United States nine out of ten Americans eat candy. Per capita consumption of candy is over 26 lbs. per person per year, and the USA ranks 11th in the world for per capita consumption. Per capita chocolate consumption was 11.7 lbs. per person. Children aged 5-9 influence 40-45% of candy sales and teenagers have the highest per capita consumption. Eighty to eighty-five percent of candy is bought on impulse and 35% of all candy is sold during the seasonal holidays.

Chocolate consumption during key holidays account for 35 percent of all confectionery sold during the year, according to the US National Confectioners Association.

Halloween is the top candy holiday with $1.802 billion in sales.
More than 60 million chocolate bunnies and other chocolate products are produced annually for Easter, accounting for $1.672 million. During the Christmas/Hanukkah Season (winter holidays) consumers spend more than $1.446 million on chocolate.

Americans spend $1,105 million each Valentine's Day on chocolate, making it the fourth biggest holiday of the year for confectionery purchases.

Competition

Hagensborg can be considered a niche marketer of specialty food products. The Company's competition consists of Canadian and US-based manufacturers and marketers of gourmet confectionary products and canned seafood pates. Competition is based upon name recognition, taste and cost. Most of the competition is larger than the Company with greater market share and resources.

Marketing

Marketing Trends

Three main trends currently influence the general marketing of specialty foods:

Increasingly health conscious shoppers look for high quality, health-friendly products:
This trend is largely a response to the general increase in health consciousness of both the aging baby-boomers and their descendants. Hagensborg's no-sugar added, all natural chocolates and all natural seafood pates are marketed to this growing segment.


Upscale packaging makes higher prices acceptable:
An unprecedented array of creative, unique, and upscale packaging options is helping consumers swallow the higher cost of gourmet products. Packaging helps to draw the consumer who is not familiar with the quality of the product, as well as the consumer shopping for a pre-wrapped gift. Hagensborg is currently updating its packaging to reflect the demand for high-end designs and custom decorations for different seasons.


Small packages encourage impulse offerings:
Specialty foods marketers are making their products easier to purchase by selling them individually wrapped, or in small packages suitable for placement at the register. To this end, Hagensborg is developing 3-piece truffle packages and other impulse offerings.


Marketing Activities

Hagensborg's main promotional activities are:

Trade Shows:
Trade shows are a key forum for meetings with brokers, retail buyers and distributors. Hagensborg is represented at three Fancy Food Shows: January in San Francisco; March in Chicago; July in New York. Other trade shows attended are: the All Candy Expo in June in Chicago; the Natural Products Show in March in Chicago; and the Private Label Manufacturers Association Private Label Show in November. In addition, Hagensborg attends distributor shows such as the Gourmet Award show for their customers held during summer.

Trade Advertising:
Hagensborg regularly places ads in key trade press publications including Gourmet Retailer and Gourmet News.

Press Releases:
Hagensborg distributes press releases to trade publications and has achieved coverage in Fancy Food Magazine, Gourmet Business, Confectioner Magazine and Gourmet Retailer.

Sales Manager Contacts:
Hagensborg's Sales Managers have been developing contacts with distributors, brokers and major retailers such as Safeway, Albertson's and Kroger. Our Sales Managers work with the retailers to place products in their permanent displays, provide promotional support and ensure supply. To widen distribution of Hagensborg's products through the larger retailers means gaining head office approval then working with each regional division to gain placement in stores.

Product Information:
Hagensborg's Marketing has developed selling presentations for each product/brand, including market information and key selling points. As well as using it for customer meetings, Sales provides this information to brokers who work on the Company's behalf to ensure they have a strong selling story. This is part of the Sales effort to ensure Hagensborg's brokers and distributors are educated about the Company's products and will therefore do a better job with potential customers. Retailers are inundated with new products to choose from. Providing competitive arguments in a category context makes it easier for them to choose Hagensborg's products.

Website:
The Hagensborg website address appears on packaging and printed materials. The site gives details of all products with information for consumers, retailers and distributors. This is a useful tool for reaching smaller customers.


Growth Strategies

Market Penetration

Increasing the sales volume of existing products in existing markets through focusing on marketing and promotional activities is a low risk strategy to grow Hagensborg's business. However, since this strategy has its limitations such as individual distribution channels can only support a certain sales volume, additional methods have to be adopted.

In order to further penetrate its existing markets, Hagensborg is focusing on its core competency, the production of high quality truffles. The Company is currently developing new packaging concepts for its truffles to be able to offer products tailored to specific seasons, for example, the spring season which includes Valentine's Day, Easter and Mother's Day is the second most important chocolate consumption season after Christmas.

Market Expansion

Broadening the distribution base, that is, finding new markets for existing products, is another strategy Hagensborg plans to apply in order to expand its business. Although it involves more risk than sole market penetration, developing new markets also has a greater potential for revenue generation.

Hagensborg is currently developing a variety of concepts to attract new markets for its existing products. One approach is to repackage the Company's high end truffles to appeal to consumers with higher levels of price sensitivity. Hagensborg is also pursuing a variety of private label opportunities to add to its bottom line by manufacturing for large national retail chains such as Safeway.


Product Development

New products are widely acknowledged by industry leaders as being the lifeblood of the specialty food market. In the past, Hagensborg has been very successful in launching new products, including its latest introduction "Kiss Me" chocolates. The main focus of the product development efforts will be placed on finding products to generate revenue in the historically revenue weak first and second calendar quarters.

Hagensborg is developing a branded Twin Peak Nougat Bar which has been marketed in the past as a private label product.


Product/Market Development

The development of new products for new markets is the most cost-intensive, high risk method for growing within the specialty food industry. However, the risk can be minimized by acquiring existing businesses with products complementary to Hagensborg's line of products. The advantage of acquiring existing companies with established products lies in development cost savings and the reduced time to market.


Other Projects

In addition to the product/market-related strategies discussed above Hagensborg is currently evaluating new manufacturing equipment to decrease its cost of production and thereby be able to offer competitive pricing.

Stated Business Objectives

Hagensborg's major objectives are threefold:

Expand product line - Short-term:
Hagensborg's strategic focus is on developing and marketing its existing proprietary brands and private label business in Canada and the US as well as expanding its product range through in-house product development and acquisitions of suitable gourmet foods manufacturers. The key focus will be placed on identifying new products to balance the current third and fourth quarter business and to add products which will generate revenue in the first and second quarters.

Expand distribution to increase volumes - Medium-term:
In order to take advantage of economies of scale Hagensborg is seeking to expand its national distribution in Canada and the US. This will be achieved by adding selected distributors and brokers in the areas of general grocery, department stores and health food chains, by developing sales channels for the club and private label business and by hiring key sales personnel.

In the short run, first priority will be given to the expansion of distribution. To sustain growth over the longer term, Hagensborg will generate a continuing flow of distinctively different, new products through in-house product development and by way of acquisitions and market these new products on a North America wide basis.

Establish production facility - Long-term:
Hagensborg's current manufacturing and warehouse facilities are leased and the lease agreement will expire in September 2002. The Company is looking to establish its own state-of-the-art production plant.

History and general development of business of Natural Program Inc.

Natural Program Inc. is a Nevada corporation. In January 2002, Natural Program Inc. acquired Natural Program Ltd., a British Columbia company which founded the business.

Natural Program is in the business of developing and marketing herbal remedies. Natural Program operates a Chinese herbal pharmacy to dispense high quality Chinese herbs to practitioners and markets a whole-sale line of herbal remedies under the Natural Program name. To date, Natural Program has completed the development of the first complete product line which is being test marketed in Vancouver-based health food stores and pharmacies.

Natural Program's main assets are its proprietary formulations which are developed in-house. Raw materials are sourced internationally to ensure the highest possible quality. Large-scale manufacturing is currently outsourced to specialized providers who comply with Good Manufacturing Practices standards. Natural Program's products are marketed in the US, Canada and Europe.


Products and services of Natural Program Inc.

Currently, Natural Program's main product line consists of five liquid herbal remedies which we believe improve the quality of day-to-day life, offering solutions for common health problems. No independent studies have been performed to evaluate the effectiveness of the formulations. The formulas are sold in 2 oz./59.1ml bottles and retail for approximately CDN$20.

Stress Rescue. - Designed to offer immediate relief of stress, trauma, and shock, this formula can be used in times of emergency, as a restorative tonic, or as a preventative measure. We believe Stress Rescue helps the body adapt to increased demands, and is particularly useful in preventing anxiety attacks, relieving fatigue and easing tension and pain.

Energy Rescue. - A caffeine-free herbal formulation used to increase endurance, improve athletic performance, restore sexual vitality and invigorate the body and mind. Energy Rescue can also be used to alleviate the effects of jet lag, nervous exhaustion, Chronic Fatigue Syndrome and is designed to help restore the body in cases of depression and physical weakness.

Sleep Rescue. - A sedative and relaxing nervine blend, this powerful formula is designed to promote a deep, relaxing and revitalizing sleep. We believe Sleep Rescue reduces evening restlessness, restores the nervous system and relieves anxiety, tension and sleeplessness without habit forming or addictive properties.

Headache Rescue. - This formula alleviates headaches and migraines caused by various factors through its anti-inflammatory and pain relieving properties. We believe Headache Rescue helps to relax muscular tension, promotes rapid recovery, and is effectively used as a preventative measure.

Memory Rescue. - Formulated to enhance memory and concentration, Memory Rescue supports cognitive function, increases mental abilities, and counteracts mental dullness and depression.


Thrombosin is a herbal formula which we believe helps prevent the formation of blood clots as a result of lack of circulation. The formation of blood clots, or deep-vein thrombosis or DVT, has been dubbed "economy class syndrome" because it results from long hours of minimal movement suffered especially but not exclusively by air travel passengers on long-haul flights. Taken several days before and after flying Thrombosin helps the prevention of blood clots which can be fatal if not treated properly.

DVT is the fourth-leading cause of death in the United States. Source: CNN.com; "Snacking, moving can decrease risk of flight-related blood clots", 11/21/2000.

In a review of over 80 international medical references of DTV and Economy Class Syndrome there are at least 10 studies that demonstrate a direct link between air travel and blood clots. Several are specially worth noting:

An international study of 100 air passengers showed that one in 10 developed a blood clot as a result of flying. Source: PA News: "Medicine - Economy class risks 'greater than expected'", 11/18/00 .

A study at Ashford Hospital which is a 10-minute drive from London's Heathrow Airport identified 30 deaths in three years from deep-vein thrombosis arising from air travel. The hospital claims that at Heathrow alone, at least one passenger a month dies from a blood clot. Source: Travel-news.org: "Cabin attendant suffers deep vein thrombosis", 01/15/2001 and Tom Bogdanowicz, "Doctors, airlines warn of blood clot risk", CNNfn, 01/11/2001.

Farrol Khan, director of the British Aviation Health Institute estimates that as many as 6,000 passengers a year may die as a result of DVT, with as little as three hours of cramped conditions. Source: Patrick Wintour, Jamie Wilson:
"Dangers lurking on long-haul flights", The Guardian, 10/24/2000.

In U.S. research program it was demonstrated that 50% of passengers suffering blood clotting had traveled recently in the air for 4 hours or more. The symptoms usually appeared within 4 days of flying and 35% of people had no predisposition to the condition. Source: Emma Ross: "Are Long Flights Really Dangerous?" The Associated Press, 01/12/2001.

A French study has shown that journeys more than five hours long by car, plane or train increase the risk of DVT fourfold. Source: BC News: "Deep vein thrombosis", 10/23/2000 CNN.com: "Woman dies from blood clot after long-haul flight", 10/23/2000.

A study by Norwegian researchers published in the medical journal The Lancet found that the pressurized atmosphere of airplanes may increase the risk of venous thrombosis. The researchers found that levels of compounds associated with blood clotting increased between two and eight-fold in the research participants during the eight hours. Source: BBC News: "Report backs blood clot flight link", 11/10/2000 And Bentz et al: "Association between acute hypobaric hypoxia and activation of coagulation in human beings", The Lancet, Volume 356, Number 9242, 11/11/2000.


Herbal Laboratories

In addition to the wholesale product lines described above, Natural Program Herbal Laboratories specializes in dispensing Chinese herbal extracts including traditional Chinese herbal formulas, custom herbal formulas and single herbal extracts in granulated form. Doctors of traditional Chinese medicine prescribe herbal formulas just like traditional physicians prescribe medications. Patients drop off their prescriptions at the Natural Program laboratory where the formulations are mixed by professional herbalists. As an incentive for practitioners to refer their patients to Natural Program they receive a commission based on the value of herbs sold.

The Company carries over 400 single Chinese herbal extracts and more than 350 of the most commonly used formulas. Both are packed in 50g and 100g bottles and may be special ordered in larger quantities.

Future Products

In the future, the Company is planning to develop a variety of other natural health products to satisfy the needs of today's health conscious consumers. Such products include:

     50+ formulas for men and women which will be designed to promote the health of men and women aged 50+;
     Men's line, including remedies for hair loss, weight management, impotence; Women's line, including remedies for menopause, PMS, weight management; Children's remedies, i.e. Attention Deficit Disorder remedy;
     Natural First Aid Kits and Emergency Kits;
     Allergy remedies;
     Heart remedy;
     Acne remedy;


Market

The total size of the global herbal remedy market is estimated to be US $30 billion with an annual growth rate of 10 percent (Source: Chinese State Drug Administration). The market is currently dominated by traditional, grass-roots products sold as raw herbs which require preparation such as drying or boiling. The market is underserved by professional products which are safe, easy to use and effective. This is mainly due to the complex regulatory environment and the start-up capital requirements for developing and dispensing herbal remedies.

Target Market

Natural Program's remedies are targeted at the general public and intended as part of everybody's home pharmacy. They are typically used by environmentally conscious, socially responsible, family-oriented and educated shoppers who:

o Already use natural medicine and look for natural, non-habit forming remedies to common health problems;

     or

o Are first-time users of natural medicine who look for effective, easy-to-use "starter" products to familiarize themselves with the benefits of natural remedies.

Market Acceptance

Market acceptance of Natural Program's products is based on that fact that people in today's health-conscious marketplace prefer to prevent and treat illness with natural remedies as part of a holistic approach to health and well-being instead of taking chemically prepared medications with unwanted side effects. A recent study by Stanford University shows that 70% of the population in the US used some form of alternative medicine in the past year with herbal remedies being one of the fastest growing market segments.

Competition

As a manufacturer and wholesaler of herbal remedies Natural Program competes with manufacturers of natural medicine products. Other competition includes allopathic pharmaceutical drug companies and natural therapists who supply professional lines of natural health products.

Most competitors can be categorized in the following three groups:

- Small to medium sized Chinese herbal dispensaries who fill custom formula prescriptions through direct sales and over the Internet.
- Medium sized manufacturers of Western herbal remedies, minerals, vitamins, etc.
- Large pharmaceutical drug companies who offer natural remedies in addition to traditional drugs.

Natural Program's focus is to capture the segments of the markets which do not buy from large corporations but prefer smaller, specialized providers.


Marketing plans and strategies

Distribution

Natural Program's products are currently distributed through direct sales to natural health food store and pharmacies on a test market basis in Vancouver. To expand its distribution to the rest of Canada, the US and Europe and to include general grocery and mass food chains Natural Program is identifying specialized distributors for each of its geographical markets.

Promotion

In order to support retail sales the Company Natural Program provides extensive product information and educational seminars to sales personnel in order to enable them to effectively sell its products. Natural Program also provides point of purchase displays and informational brochures for end-consumers. In the future, the Company will advertise in trade publications and attend industry trade shows.

Stated business objectives

The Company's major objectives are threefold:

Expand product line - short-term:
The Company's strategic focus is on developing and marketing its existing products in Canada, the US and Europe as well as expanding its product range through in-house product development.

Expand distribution to increase volumes - short- to medium-term:
In order to take advantage of economies of scale Natural Program is seeking to expand its national distribution in Canada, the US and Europe. This will be achieved by identifying suitable distribution partners and adding selected distributors in the areas of natural pharmacies, health food chains and general grocery. In addition, the Company Natural Program will hire key sales personnel in each of its main geographical target markets.

Establish production facility - long-term:
Natural Program currently outsources the manufacturing of its products to specialized providers. In the long-term, the Company Natural Program is looking to establish its own production facilities by way of acquiring selected suppliers. The first step towards in-house production is the acquisition of an encapsulation machine which will enable the Company Natural Program to sell its Chinese herbal formulas in easy-to-take capsules.


Employees

-------------------------------------------------------------------------------
                      Administration/    Sales/        Production/     Total
                        Accounting      Marketing      Operations
-------------------------------------------------------------------------------
Garuda Capital Corp.         2              -               -            2
-------------------------------------------------------------------------------
Hagensborg Foods Ltd.        4              1               6           11
-------------------------------------------------------------------------------
Natural Program Inc.         1              -               2            3
-------------------------------------------------------------------------------




Item 2. Description of Property.

----------------------- ----------------------- -------------- ----------------- ----------------------- -------------
Lease Details                  Location          Sq Footage     Monthly lease            Leasor             Expiry
----------------------- ----------------------- -------------- ----------------- ----------------------- -------------
Hagensborg Foods        1576 Rand Avenue,                                        Granville South
                        Vancouver, BC V6P          12,000        C $16,000.00    Business Centre         March 2003
                        3G2, Canada                                   or         Holdings Ltd.
                                                                US $10,300.00    C/O Maple Leaf
                                                                                 Property Management
                                                                                 Third Floor, 100 Park
                                                                                 Royal
                                                                                 West Vancouver, BC
                                                                                 V7T 1A2
----------------------- ----------------------- -------------- ----------------- ----------------------- -------------
Natural Program         102 - 2245 West                                          Oaktree Management
                        Broadway, Vancouver,         800         C$ 1,400.00     23575-124th Avenue,     March 2004
                        BC V6K 2E4, Canada                        US $903.00     Maple Ridge, BC. V2X
                                                                                 4K3
----------------------- ----------------------- -------------- ----------------- ----------------------- -------------
Garuda Capital          502 - 1978 Vine         The Company's head office is currently located in the private
                        Street, Vancouver, BC   residence of C. Robin Relph, President of Garuda Capital Corp. No
                        V6K 4S1                 consideration is being paid to Mr. Relph. A commercial office space will be leased in due course as needed.
----------------------- ----------------------- ----------------------------------------------------------------------

Item 3. Legal Proceedings. The Company is not involved in any legal proceedings as of the date of the filing of this annual. report.

Item 4. Submission of Matters to a Vote of Security Holders. : No matters were submitted to the a vote of the securities holders during the fourth quarter of the fiscal year ended June 30, 2002.

                                     PART II
Item 5. Market for Common Equity and Related Stockholder Matters.

          (1) Market Information: Garuda Capital Corporation's common stock is traded on the OTC Bulletin Board under the symbol "GRUA". Prior to February 20, 2002, the common stock traded under the symbol "VSTF". On February 20, 2002, a 20 to 1 reverse split became effective.

          (2) High and Low Bid Prices: The following table sets forth high and low bid prices for each fiscal quarter, as reported by the OTCBB, for the last two fiscal years. Such quotations represent inter-dealer prices without retail mark-ups, mark-downs, or commissions and, accordingly, may not represent actual transactions.

                             Fiscal 2002                           Fiscal 2001
                  Quarter Ended     High    Low        Quarter Ended       High     Low
                  ----------------- ----   -----       ------------------- ----    ------
                  June 30, 2002     1.01   0.65        June 30, 2001       0.15    0.0475
                  March 31, 2002    1.01   0.35        March 31, 2001      0.08    0.035
                  Dec. 31,  2001    0.05   0.03        Dec. 31, 2000       0.15    0.04
                  Sept. 30, 2001    0.06   0.03        Sept. 30, 2000      0.62    0.30

          (3) Security Holders: As of September 20, 2002, we had approximately 77 holders of record of our common stock. This does not include beneficial owners holding common stock in street name. The closing price per share on September 20, 2002 was $0.36.

          (4) Dividend Plans: We have paid no common stock cash dividends and have no current plans to do so.

          (5) Preferred Stock: There are no shares of preferred stock presently outstanding. Changes in Securities

During the quarter ended June 30, 2002 we conducted 2 private placements of common stock. The first in February 2002 was for 1,000,000 shares at $0.10 per share sold to eigh t investors. The second in May 2002 was for 4,302,000 Units at $0.50 per Unit sold to twenty-three investors. Each Unit consists of one common share and one non-transferable three year warrant. Each warrant on exercise entitles the holder thereof to purchase one additional common share at a price of US$0.50 per share on or before April 12, 2003, US$0.60 per share on or before April 12, 2004 and US$0.70 per share year on or before April 12, 2005.

With respect to the sales made, we relied on Section 4(2) of the Securities Act of 1933, as amended. No advertising or general solicitation was employed in offering the securities. The securities were offered solely to accredited or sophisticated investors who were provided all of the current public information available on the Company.

Item 6. Management's Discussion and Analysis or Plan of Operation.
Our original goal from inception in July 1997 was to develop a film production business. These efforts were abandoned in September 2001. On September 7, 2001 all existing officers and directors resigned and new officers and directors were appointed to evaluate new business opportunities.
By two agreements dated April 1, 2002, we acquired Hagensborg Foods Ltd., a Vancouver-based manufacturer and marketer of fine chocolates and other gourmet foods and Natural Program Inc., a manufacturer and distributor of natural medicine.

Hagensborg Foods Ltd. was acquired for consideration of a total of US$700,000 cash with $700,000 for all its outstanding share capital. Subsequent to the acquisition, we paid $420,000 for liquidation of certain debentures of Hagensborg Foods. Ltd. The two debenture holders were Madrona Investments, an unrelated party, and Hagensborg Limited, a related party as Mr. Robin Relph, a Director and President of Garuda, is also a shareholder and Director of Hagensborg Limited.

On April 19, 2002, our subsidiary Hagensborg Foods Ltd. acquired certain assets of Hagensborg Foods Corp. ("HFC"), excluding the cash and accounts receivable, for $1,000,0000. HFC shares certain common shareholders and directors with the Company and is therefore considered to be a related party for accounting purposes. Related party transactions are usually measured at the transferor's carrying amount in the absence of independent verification. Carrying amounts are defined as the cost amount on the accounts of the transferor after adjusting for any amortization or impairment in value. Accordingly the Company has recorded the acquisition at HFC's carrying value of $232,679, $100,000 in equipment and $132,679 in inventory. The difference between the carrying amount and the agreed exchange amount of $767,321 has been charged to deficit as a shareholder distribution in the current period.

Natural Program Inc. was acquired for consideration of 500,000 common shares of Garuda Capital Corp. Robin Relph and Birgit Schrott are Directors of Natural Program Inc.

We have incorporated two further subsidiaries, Garuda Ventures Canada Inc. and Garuda Gold Corporation. Both companies are incorporated under the laws of British Columbia, Canada. Garuda Ventures Canada Inc. holds any idle working capital to be invested in marketable securities. The company has no other assets. Garuda Gold Corporation is currently inactive and has not assets. The company will be activated as soon as a suitable project has been identified.


Results of Operations Fiscal 2002 vs. Fiscal 2001 - Garuda Capital Corp. on Consolidated Basis

During the fourth quarter of Fiscal 2002, we began to realize our first revenues through our newly acquired subsidiaries, Hagensborg Foods Ltd. and Natural Program Inc.

We realized total revenues of $340,937 and the net loss for the year ended June 30, 2002 was $258,456. $767,321 has been charged to deficit as a shareholder distribution as a result of the acquisition of the assets of Hagensborg Food Corp., described above.


Liquidity and Capital Resources Fiscal 2002 vs. 2001 - Garuda Capital Corp. on Consolidated Basis

We believe that sales from our new subsidiaries will not provide sufficient capital resources to sustain operations and fund product development until fiscal year 2003/2004. While we have received a "going concern" opinion from our auditors, we expect to raise capital through the conversion of outstanding warrants and equity sales as necessary to fund future growth until we operate above the break-even point. We continually evaluate opportunities to sell additional equity or debt securities, or obtain credit facilities from lenders to strengthen our financial position. The sale of additional equity or convertible debt securities could result in additional dilution to our stockholders.

Cash flows from financing activities during the year included the following transactions:

          1. A $100,000 private placement in February 2002 in which we issued 1,000,000 shares of common stock to ten investors at $0.10 per share.
          2. A $2,151,000 private placement in May 2002 in which we issued 4,302,000 shares of common stock to investors at $0.50 per Unit. Each Warrant on exercise entitles the holder to purchase one additional common share at a price of US$0.50 per share up to April 12, 2003, US$0.60 per share up to April 12, 2004, and US$0.70 per share for up to April 12, 2005.

Our current assets at June 30, 2002 include $100,000 in subscription receivable from a related party which was received by us in July 2002. Our current assets also include $204,186 in Available for Sale Securities. $100,000 of this amount is an investment in 500,000 common stock of Voice Mobility International Inc. In July 2002, we purchased 400,000 additional shares of Voice Mobility International Inc., for $100,000 from a related party.


Future Outlook  - Garuda Capital Corp. on Consolidated Basis

We believe that with the acquisitions of Hagensborg Foods Ltd. and Natural Program Inc., we successfully transitioned from a dormant entity to an operational management company. Looking ahead, we believe can grow these two operations through expanded distribution and new product development in our food business and the commercial launch of our Natural Program Inc. products in Western Canada and the Pacific Northwest.


In order to be more informative regarding the results of operations and the liquidity and capital resources , discussion thereof will be separated between Hagensborg Foods Ltd. and Natural Program Inc.

Results of Operations Fiscal 2002 vs. Fiscal 2001 - Hagensborg Foods Ltd.

Revenues of $1,493,727 in the fiscal year ended June 30, 2002 were 5% higher than the $1,421,427 in revenues reported for the fiscal year ended June 30, 2001. The increase was due to the acquisition of the assets of Hagensborg Food Corporation in April 2002, which included a category of seafood products. Further discussion of Hagensborg's results of operations is divided into confectionary products and seafood products.

Confectionary sales for the fiscal year ended June 30, 2002 were $1,422,621 representing a marginal increase of $1,194 over the fiscal year ended June 30, 2001. Our seafood product sales for the fiscal year ended June 30, 2002 were $71,106. This amount represents sales that occurred between April 2002 and June 30, 2002. We anticipate that this new seafood category will increase our sales in fiscal 2003.

Gross profit for the year ended June 30, 2002 was $338,066 versus $334,055 in 2001. Gross profit percentage of 22.6% in 2002 was lower versus 23.5% in 2001. The decrease in gross profit percentage was largely due to lower margins associated with added shipping costs and broker commissions.

Net loss for the year ended June 30, 2002 was $216,545 versus $144,203 for the same period in 2001, representing a 50% increase in net losses. The increase in net loss is primarily due to a $25,000 provision taken for the write-down of slowing moving packaging inventory, the loss of $19,612 on the sale of equipment, and a $13,333 expense on the settlement of a lawsuit with a former employee.

Our sales and marketing costs consist primarily of personnel costs, advertising, promotions, and tradeshows. Total costs were $99,671 and $122,016 for the fiscal years ended June 30, 2002 and June 30, 2001 respectively. The decrease of $22,345 is largely due to a decrease in sales and marketing personnel costs. We anticipate that sales and marketing costs will begin to grow over the foreseeable future as we implement our business growth strategies.

Our general and administrative costs consist primarily of personnel costs, professional and legal costs, consulting fees, and general office costs. Our general and administrative costs were $252,091 and $201,116 for the fiscal years ended June 30, 2002 and June 30, 2001, respectively. The additional increase of $50,975 in general and administrative costs between the two years is largely the result of an increase of $7,515 in interest and bank charges, $7,554 in bad debts, and $37,500 in consulting fees. General and administrative costs as a percentage of revenue increased between the two periods as a result of increases in expenses over the same periods. We anticipate that general and administrative costs will remain stable over the foreseeable future.

Our premise and equipment leases were $124,091 and $94,515 for the fiscal years ended June 30, 2002 and June 30, 2001, respectively. The increase of $29,576 or 31% between the two fiscal years is primarily due to an increase based on our premise lease agreement. We anticipate that our premise lease costs will decrease as we are looking to downsize our production plant to eliminate unused capacity. Our lease expires March 31, 2003 and the premise owner has offered to reduce the lease space to our match our needs. We are also actively searching for new lease premises that may better suit our requirements.

Our Depreciation costs were $59,146 and $60,611 for the fiscal years ended June 30, 2002 and June 30, 2001 respectively. We do not anticipate that our depreciation costs will change dramatically in the fiscal 2003.


Liquidity and Capital Resources Fiscal 2002 vs. 2001 - Hagensborg Foods Ltd.

Since inception through April 1, 2002 when Hagensborg Foods Ltd. was acquired by Garuda Capital Corp., we have financed our operations partly through revenues for operations and bank credit facilities, and partly through the issuance of equity shares and convertible debentures. We have not been able to operate above the break-even point for the last four fiscal years and have had to rely on our parent company for capital resources. We believe that sales from our new product lines will add new capital resources, but may not be sufficient to sustain operations and fund new product launches until fiscal 2003/2004.

During the fiscal year ended June 30, 2002, our current assets to current liabilities ratio increased from 0.63 to 1.63. Current assets increased $147,977 from $418,948 to $566,925. This was primarily due to the purchase of assets from Hagensborg Food Corporation which included $132,679 of inventory.

Noncurrent assets increased by $28,586 net of depreciation during the fiscal year mainly due to the purchase of $100,000 of equipment used to produce seafood pates from Hagensborg Food Corporation.

Cash flows used from operations were $238,139 in fiscal year 2002 and $177,371 in 2001. For fiscal year 2002 cash flows used in investing activities included $107,344 for the purchase of machinery. In fiscal 2001 cash flows used in investing activities included $14,756 for the purchase of machinery and equipment.

Cash flows from financing activities were $344,689 in fiscal 2002 and $197,753 in fiscal 2001. Financing activities for the current year included $950,000 in share subscriptions from our parent company, Garuda Capital Corp. These funds were in part used to repay $400,000 in convertible debentures plus accumulated interest payable. The remaining amount was used to fund the purchase of assets from Hagensborg Food Corporation. Prior to the acquisition by Garuda Capital Corp. we issued 1,000,000 shares in common stock for the settlement of $66,667 that was due to a shareholder. Subsequent to June 30, 2002 we reorganized our banking relationship and secured a $250,000 operating line of credit and a $200,000 long-term loan which was used pay down amounts due to shareholders including Hagensborg Food Corporation.

Future Outlook - Hagensborg Foods Ltd.

In order to achieve an increase in sales and to operate above a break-even point we have focused part of our efforts to develop new confectionary products that we can sell through the seasonal periods such as Christmas, Valentines Day, Easter, and Mother's Day. The company has traditionally lacked seasonal items focused on Valentines and Easter which has resulted in low sales during these periods. We have also focused part of our efforts to develop new confectionary products that we can sell throughout the year as an "everyday" item to help develop a constant stream of sales on a month to month basis.

During the latter part of the fiscal year we developed several new products to complement our current confectionary line of Kiss Me(TM) and Truffles-To-Go(TM) including:

     1. A 16 oz assorted truffle tray with 6 different flavors of chocolate truffles;
     2. A 10.5 oz Peaks(TM) bar similar to a Toblerone bar but unique with white chocolate on the tips;
     3. A 1.16 oz 3-piece counter display version of our Kiss Me(TM) chocolate frog truffle;
     4. A 3.3 oz Floral Easter Egg containing ten individually wrapped truffles;
     5.   A 4.6 oz box of fourteen individually foil wrapped chocolate hearts;

We are planning to hire two additional sales staff before the end of the calendar year 2002 to sell our confectionary products as well as our seafood pates and fillets both in the United States and Canada. We are currently using regional brokers throughout North America to make presentations on our behalf to various customers in their local regions, and plan to increase our usage of brokers who have developed relationships with key buyers in their regions.

Our plans are to target several different market channels including Club Stores such a Costco, Sam's, and BJ's which can provide a substantial volume on a seasonal basis. Other channels that we will pursue include food distributors, grocery stores, specialty stores, gift basket distributors, convenience stores, drug stores, and department stores, book stores, floral shops, and lingerie shops.

Part of our focus will also include efforts to develop additional private label and co-packing business. We will be attending several tradeshows in the upcoming fiscal year including the Fancy Food Show, All Candy Expo, and several regional gift shows to help develop brand recognition and distribution of our products.

The confection business is seasonal and we find that during certain months of the year our liquidity is strained. We believe that through the addition of our new products, and hiring strong sales personnel to sell our existing products that we can obtain stronger year round sales. Through the sale of our seafood product line, we expect to improve our liquidity by offsetting the seasonality of the confection business.

Results of Operations Fiscal 2002 vs. Fiscal 2001 - Natural Program Inc.

Natural Program Inc. is a start-up operation and realized its first revenues totaling $35,374 in fiscal 2002. Gross profit for the year ended June 2002 was $6,356. Gross profit percentage was 18%. Net loss for the year ended June 2002 was $8,740.

Currently, our sales consist mostly of Chinese herbal formulations to practitioners of traditional Chinese medicine on a wholesale basis. We sell the herbs to practitioners for a wholesale price and they in turn retail them to their patients with a mark-up (usually 100%). We collect the difference for the practitioners and balance their accounts at the end of every month. In addition to our range Chinese herbs, we are in the process of test marketing a line of Western herbal remedies in the Vancouver market. As we implement our marketing plan for this product category in Western Canada, the Pacific North West and subsequently the rest of Canada and the US we expect sales to increase over the coming year.

During the year, Consulting fees increased from $4,276 in fiscal 2001 to $7,419 in fiscal 2002 or 73%. This increase in mainly due to the necessity for new product formulations, marketing development and outsourced accounting expenses as a result of the actual start of our sales operation in July 2001. In the future, as we implement our growth plans, we anticipate to hire two new employees to take on sales, marketing and accounting functions which will result in decreased consulting expenses.

Office and General expenses decreased 80% or $12,823 from $15,943 in fiscal 2001 to $3,120 in fiscal 2002. The higher expenses in 2001 included one-time start up costs of developing and designing the corporate image of the company and its products, as well as printing costs for product labels, packaging, and other marketing material. We anticipate that general and administrative costs will remain stable over the foreseeable future.

Rent increased $657 in 2002 versus 2001. As we implement our business growth strategies we anticipate to rent a warehouse facility to handle and store additional inventory. Professional fees associated with legal fees for trademark development were stable between 2001 at $1,909 and 2002 at $1,945.

We anticipate to incur sales and marketing costs, including hiring a sales person, broker fees and tradeshow attendance fees as we implement our business growth strategies.


Liquidity and Capital Resources Fiscal 2002 vs. 2001 - Natural Program Inc.

Since inception through April 1, 2002 when Natural Program Inc. was acquired by Garuda Capital Corp. we have financed our operations partly through revenues and bank credit facilities, and partly through the issuance of equity shares. We are not yet able to operate above the break-even point and have to rely on our parent company for capital resources. We believe that additional sales resulting from our increased marketing efforts will add new capital resources, but may not be sufficient to sustain operations and fund new product launches until fiscal 2003/2004.

During the fiscal year ended June 30, 2002, our current assets to liabilities ratio decreased from 2.74 to 0.85. Current assets increased $6038 from $24,382 to $30,420. This was primarily due to increased inventory levels to support sales. Noncurrent assets decreased by $12,390 net of depreciation during the fiscal year.

Total liabilities increased from $16,297 in fiscal 2001 to $61,132 in fiscal 2002. This includes $35,731 in current liabilities and $25,401 in long-term debt. Long-term debt associated with the lease of the company vehicle decreased from $7,397 to $4,648. In addition, we received a loan from our parent company of $20,753.

Cash flows used from operations were $15,911 in fiscal year 2002 and $38,684 in 2001. For fiscal year 2002 cash flows used in investing activities included $4,310 for the purchase of an encapsulation machine and $6,413 bank indebtedness acquired from the acquisition of Natural Program Ltd. In fiscal 2001 cash flows used in investing activities included $38,776 for the purchase of machinery and equipment.

Cash flows from financing activities were $14,778 in fiscal 2002 and $76,898 in fiscal 2001. Financing activities for the current year included a $15,231 loan for our parent company, Garuda Capital Corp.


Future Outlook - Natural Program Inc.

In order to achieve an increase in sales, reach critical mass and to operate above a break-even point we will focus our efforts to expand the geographical reach of our sales and thereby increase volume.

We are planning to hire a sales person before the end of the calendar year 2002 to sell our products in Western Canada, the Pacific Northwest and subsequently the rest of Canada and the US. We will encourage practitioners who are not in close proximity of our Vancouver laboratory to buy in higher quantities from us which will enable us to increase our margins as a result of shipping and handling costs.

We are currently only using a direct sales approach which limits our reach, both in terms of the number of target customers we can present our products to as well as geographically. We plan to engage regional brokers who have developed relationships with key buyers in their regions.

Our plans are to target several different market channels including health food stores, natural pharmacies, traditional pharmacies, drug stores and grocery stores. We will be attending several tradeshows in the upcoming fiscal year to achieve awareness of our products in the market place.

In addition, we will focus our marketing efforts on schools of traditional Chinese medicine. We sponsor courses which students of traditional Chinese medicine are required to take as part of their training and instructors are encouraged to introduce our products to their students. Students get to know our brands while they are still in training and continue to use our products after graduation when they open their own clinics.

With the purchase of our encapsulation machine in the fourth quarter of 2002 we are now able to attract a broader audience of patients. We sell our Chinese herbs in powder form because of their higher potency in comparison in liquid extracts. However, powders tend to be bitter tasting and make intake for frequent travelers difficult. Capsules are virtually taste free and convenient to take anywhere. Encapsulation is considered a premium service in the marketplace and we are expecting to expand our sales to more discriminatory shoppers.


Item 7. Financial Statements.


================================================================================




                    CONSOLIDATED FINANCIAL STATEMENTS


                    GARUDA CAPITAL CORP.
                    (FORMERLY VANSTAR FILMS, INC.)

                    VANCOUVER, BRITISH COLUMBIA, CANADA

                    JUNE 30, 2002 AND 2001







                    1.   INDEPENDENT AUDITORS' REPORT

                    2.   CONSOLIDATED BALANCE SHEETS

                    3.   CONSOLIDATED STATEMENTS OF OPERATIONS

                    4.   CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS'
                         EQUITY

                    5.   CONSOLIDATED STATEMENTS OF CASH FLOWS

                    6.   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS




================================================================================

                          INDEPENDENT AUDITORS' REPORT




Board of Directors
Garuda Capital Corp. (formerly Vanstar Films, Inc.)

We have audited the accompanying consolidated balance sheet of Garuda Capital Corp. at June 30, 2002 and the statements of operations, changes in stockholders' equity and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, these consolidated financial statements referred to above present fairly, in all material respects, the financial position of Garuda Capital Corp. at June 30, 2002, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has suffered recurring losses from operations and has a large deficit that raise substantial doubt about its ability to continue as a going concern. Management's plans in regards to these matters are also described in Note 1. These consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.


Denver, Colorado                                     /s/ Spicer, Jeffries & Co.
September 27, 2002




                                                                                                         2
Garuda Capital Corp.

CONSOLIDATED BALANCE SHEETS


June 30, 2002 and 2001                                                                        (US Dollars)


                                                                                    2002           2001
----------------------------------------------------------------------------------------------------------
ASSETS

Current
    Cash                                                                       $      --      $       520
    Subscriptions receivable [Note 10]                                             100,000
    Accounts receivable                                                            210,834           --
    Available-for-sale securities                                                  204,186           --
    Inventory, net  [Note 3]                                                       365,989           --
    Prepaid expenses                                                                20,523           --
----------------------------------------------------------------------------------------------------------
    Current assets                                                                 901,532            520
Property and equipment, net  [Note 4]                                              401,826           --
Goodwill (Note 5)                                                                  661,524           --
----------------------------------------------------------------------------------------------------------
                                                                               $ 1,964,882    $       520
==========================================================================================================

LIABILITIES
Current
    Bank indebtedness [Note 7]                                                 $    10,624    $      --
    Accounts payable and accrued expenses                                          363,563         70,750
    Unearned revenue                                                                35,297           --
    Current portion of long term debt [Note 8]                                       3,951           --
----------------------------------------------------------------------------------------------------------
    Current liabilities                                                            413,435         70,750
Long term debt [Note 8]                                                              6,166           --
Amounts due to shareholders [Note 9]                                               432,504           --
----------------------------------------------------------------------------------------------------------
                                                                                   852,105         70,750
SHAREHOLDERS' EQUITY (DEFICIENCY)
Preferred stock, $0.001 par value; authorized 10,000,000 (2001: 10,000,000);
     Issued: None                                                                     --             --
Common stock, $0.001 par value; authorized 50,000,000 (2001: 50,000,000);
     Issued: 6,049,575 (2001: 4,951,500)                                             6,050          4,952
Capital in excess of par value                                                   2,359,801        155,799
Translation adjustment                                                               3,340           (344)
Deficit                                                                         (1,256,414)      (230,637)
----------------------------------------------------------------------------------------------------------
                                                                                 1,112,777        (70,230)
----------------------------------------------------------------------------------------------------------
                                                                               $ 1,964,882    $       520
==========================================================================================================







The accompanying notes are an integral part of these statements.

                                                                               3
Garuda Capital Corp.

CONSOLIDATED STATEMENTS OF OPERATIONS


Years ended June 30, 2002 and 2001                                  (US Dollars)




                                                            2002         2001
--------------------------------------------------------------------------------
REVENUE

Sales                                                    $ 340,937    $    --

Cost of goods sold                                         343,711         --
--------------------------------------------------------------------------------
                                                            (2,774)        --

EXPENSES

General and administrative                                 237,995       64,333
Depreciation                                                15,908         --
Advertising and promotion                                    6,457         --
--------------------------------------------------------------------------------
                                                           260,360       64,333
--------------------------------------------------------------------------------
Loss before other items                                   (263,134)     (64,333)

Gain on sale of marketable securities                        8,724         --
Loss on sale of equipment                                   (4,046)        --
--------------------------------------------------------------------------------
NET LOSS                                                  (258,456)     (64,333)

COMPREHENSIVE LOSS

Gain from foreign currency translation                       3,684        1,621
--------------------------------------------------------------------------------
NET COMPREHENSIVE LOSS                                   $(254,772)   $ (62,712)
================================================================================

NET LOSS PER COMMON SHARE - BASIC AND FULLY DILUTED      $   (0.52)   $   (0.25)
--------------------------------------------------------------------------------

WEIGHTED AVERAGE NUMBER OF COMMON SHARES                   489,595      247,525
--------------------------------------------------------------------------------











The accompanying notes are an integral part of these statements.




                                                                                                     4
Garuda Capital Corp.

CONSOLIDATED STATEMENTS OF
CHANGES IN STOCKHOLDERS' EQUITY


Years ended June 30, 2002 and 2001                                                        (US Dollars)




-------------------------------------------------------------------------------------------------------
                                         Common Stock          Capital in   Accumulated
                                                               Excess of    Deficit and
                                     Shares       Amount       Par Value        Other         Total
-------------------------------------------------------------------------------------------------------
Balances, June 30, 2000              247,575   $       248   $   160,503   $  (166,304)   $    (5,553)

Translation adjustment                  --            --            --            (344)          (344)
Net loss                                --            --            --         (64,333)       (64,333)
-------------------------------------------------------------------------------------------------------
                                                                                             (504,486)

Balances, June 30, 2001              247,575           248       160,503      (230,981)       (70,230)

Common stock issued for cash,
  net of offering costs of $46,400 5,302,000         5,302     2,199,298          --        2,204,600
Common stock issued for
   acquisition of Natural
   Program Inc.                      500,000           500          --            --              500
Translation adjustment                  --            --            --           3,684          3,684
Net loss                                --            --            --        (258,456)      (258,456)
Distributions (Note 6)                  --            --            --        (767,321)      (767,321)
-------------------------------------------------------------------------------------------------------
Balances, June 30, 2002            6,049,575   $     6,050   $2,359,301$   (1,253,074)$     1,112,777
=======================================================================================================














The accompanying notes are an integral part of these statements.

                                                                                                5
Garuda Capital Corp.

CONSOLIDATED STATEMENTS OF CASH FLOWS


Years ended June 30, 2002 and 2001                                                    (US Dollars)




                                                                           2002            2001
--------------------------------------------------------------------------------------------------
OPERATIONS
Net loss                                                               $  (258,456)   $   (64,333)
Items not involving cash:
    Depreciation                                                            15,908           --
    Foreign currency translations                                            3,684          1,621
    Loss on sale of equipment                                                4,046           --
    Gain on sale of marketable securities                                   (8,724)          --
Changes in operating assets and liabilities:
    Decrease in accounts receivable                                           (775)          --
    Decrease in prepaid expenses                                            (6,477)          --
    Increase in accounts payable and accrued expenses                      125,305         62,223
    Increase in marketable securities                                     (195,462)          --
    Increase in inventory                                                 (116,812)          --
    Increase in unearned revenue                                            35,297           --
--------------------------------------------------------------------------------------------------
          Net cash used in operating activities                           (402,466)          (489)

FINANCING
Proceeds from issuance of common shares                                  2,104,600           --
Distributions                                                             (767,321)          --
Repayment of long term debt                                                   (757)          --
Decrease in amounts due to shareholders                                    (65,429)          --
--------------------------------------------------------------------------------------------------
          Net cash provided by financing activities                      1,271,093           --

INVESTING
Acquisition of property and equipment                                     (121,320)          --
Bank indebtedness acquired from acquisition of Hagensborg Foods Ltd.       (52,038)          --
Bank indebtedness acquired from acquisition of Natural Program Inc.         (6,413)          --
Acquisition of Hagensborg Foods Ltd.                                      (700,000)          --
--------------------------------------------------------------------------------------------------
          Net cash used in investing activities                           (879,771)          --
--------------------------------------------------------------------------------------------------
Net decrease in cash                                                       (11,144)          (489)

Cash, beginning of year                                                        520          1,009
--------------------------------------------------------------------------------------------------
CASH (BANK INDEBTEDNESS), end of year                                  $   (10,624)   $       520
==================================================================================================

Supplemental disclosure of non-cash financing activities:
      Purchase of stock via subscription receivable                    $   100,000    $      --
                                                                       ===========    ===========

Supplemental disclosure of non-cash investing activities:
      Common stock issued for purchase of subsidiary                   $       500    $      --
                                                                       ===========    ===========

The accompanying notes are an integral part of these statements.


Garuda Capital Corp.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Years ended June 30, 2002 and 2001                                  (US Dollars)


1.  NATURE OF OPERATIONS AND BASIS OF PRESENTATION
--------------------------------------------------------------------------------

Organization - The Company was incorporated in Nevada on July 8, 1997 and is a public company traded on the NASDAQ OTC bulletin board. On February 14, 2002, the Company changed its name from Vanstar Films, Inc. to Garuda Capital Corp.

Nature of Operations - The Company, through it subsidiaries, sells and processes specialty food products and herbal medication to wholesale and retail customers in North America.

For the year ended June 30, 2002, the Company incurred a net loss of $258,456. The Company's ability to continue its operations and to realize assets at their carrying values is dependent upon the continued support of its shareholders, obtaining additional financing and generating revenues sufficient to cover its operating costs. Management's plans in regard to these matters are to raise additional equity funds as to meet any operating needs.

The financial statements do not give effect to any adjustments which would be necessary should the Company be unable to continue as a going concern and therefore be required to realize its assets and discharge its liabilities at amounts different from those reflected in these consolidated financial statements.


2.  SIGNIFICANT ACCOUNTING POLICIES
--------------------------------------------------------------------------------

Principles of consolidation and basis of accounting - The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, as follows:

Garuda Ventures Canada Inc. and Garuda Gold Corp. are companies with no active business operations.Hagensborg Foods Ltd. processes and sells specialty food products to wholesale and retail customers in North America. Hagensborg Seafoods Ltd. processes and sells high-quality seafood products throughout North America. Natural Program Inc. sells natural herbal products to wholesale and retail customers in North America. Natural Program Ltd. provides natural herbal medication to wholesale and retail customers in North America.

Approximately 90% of Hagensborg Foods revenues are derived from the United States with the remaining 10% originating in Canada. 100% of the of Hagensborg Foods assets and liabilities originate in Canada. 100% of the assets, liabilities, and revenues of Natural Program, Inc. originate in Canada. The other entities included in the consolidation are located 100% in Canada. Their assets and operations are maintained solely in Canada.

Available-for-sale securities - The Company has invested in various securities classified as available-for-sale at June 30, 2002. These securities are carried at market value, with unrealized gains and losses reported as a separate component of shareholders' equity. At June 30, 2002, these securities had a fair market value of $204,136, which approximated their cost basis. Therefore, no unrealized gains or losses were recorded on these securities.

Inventory - Inventory is recorded at the lower of average cost or market. Cost includes materials, labor and applicable warehouse overhead. Market is replacement cost for raw materials and supplies and net realizable value for finished goods. The Company has recorded an allowance of $25,000 for the year ended June 30, 2002 for inventory obsolescence.

Goodwill - Goodwill represents the excess of the cost of the acquisition over the fair value of the net identifiable assets acquired. Under Statement of Financial Accounting Standards No. 142, on an ongoing basis, management reviews the valuation of goodwill, including any events and circumstances which may have impaired its fair value. If impairment exists, the amount is written off, rather than being amortized as previous standards required. The amount of goodwill impairment, if any, is determined by assessing recoverability based on expected future cash flows and market conditions. Any impairment, other than temporary, in the carrying value is charged to earnings in the year incurred. Garuda Capital Corp.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS continued


Years ended June 30, 2002 and 2001                                  (US Dollars)


2.  SIGNIFICANT ACCOUNTING POLICIES (continued)
--------------------------------------------------------------------------------

Revenue recognition - Revenue from the sale of products to customers is recognized at the time goods are shipped.

Property and equipment - Property and equipment is recorded at cost less accumulated depreciation. Depreciation is provided for over the estimated useful lives of the assets on the following basis and annual rates:

Asset                                       Basis                       Rate
--------------------------------------------------------------------------------
Manufacturing equipment                     Straight-line            15 years
Manufacturing tools                         Straight-line            15 years
Furniture and fixtures                      Straight-line            15 years
Leasehold improvements                      Straight-line                 20%
Computer hardware and software              Straight-line            15 years
Trademarks                                  Declining balance             20%

Foreign currency translation - As the majority of the Company's operations are in Canada, the Canadian dollar has been chosen as the Company's functional currency. All Canadian dollar denominated balances and transactions have been translated into US funds as follows: monetary assets and liabilities are translated at current rates of exchange and other assets and liabilities are translated at historical rates of exchange. Revenue and expenses are translated at average rates of exchange for the year, except for depreciation and amortization that are translated at rates in effect when the related assets were acquired. All exchange gains and losses are recorded as a separate component of shareholders' equity.

Leases - Leases are classified as capital or operating leases. Leases which transfer substantially the entire benefits and risks incident to ownership of property are accounted for as capital leases. All other leases are accounted for as operating leases and the related lease payments are charged to expense as incurred.

Fair value of financial instruments - Substantially all of the Company's assets and liabilities are carried at fair value or contracted amounts that approximate fair value. Estimates of fair value are made at a specific point in time, based on relative market information and information about the financial instrument, specifically, the value of the underlying financial instrument. Assets that are recorded at fair value consist largely of short-term receivables and marketable securities, which are carried at contracted amounts that approximate fair value. Similarly, the Company's liabilities consist of short term liabilities and shareholder loans recorded at contracted amounts that approximate fair value.

Income taxes - Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for future timing differences between the financial statement carrying amounts and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered.

Use of estimates - The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Long-lived assets - The Company reviews its long-lived assets for impairment whenever changes in circumstances indicate that the carrying amount of an asset may not be recoverable. For purposes of evaluating the recoverability of long-lived assets, the recoverability test is performed using undiscounted net cash flows estimated to be generated by the asset. Garuda Capital Corp.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS continued


Years ended June 30, 2002 and 2001                                  (US Dollars)

Stock split - During the year ended June 30, 2002, the Company's Board of Directors initiated a 20:1 reverse stock split. All references to shares have been restated to reflect the stock split.


3.  INVENTORY

--------------------------------------------------------------------------------
                                                      2002             2001
--------------------------------------------------------------------------------
Packaging supplies                             $      202,072                -
Finished goods                                        111,035                -
Raw materials                                          48,641                -
Other supplies                                          4,241                -

--------------------------------------------------------------------------------
                                               $      365,989                -
================================================================================


4.  PROPERTY AND EQUIPMENT


--------------------------------------------------------------------------------
                                                 Accumulated    Net Book Value
                                     Cost       Depreciation    2002       2001
--------------------------------------------------------------------------------
Manufacturing equipment         $   503,659       158,697     344,962       -
Manufacturing tools                  33,328        15,378      17,950       -
Furniture and fixtures               33,176        18,668      14,508       -
Automobile                           15,163         6,140       9,023       -
Computer hardware and software       65,538        57,687       7,851       -
Trademarks                           18,668        13,056       5,612       -
Leasehold improvements               90,938        89,018       1,920       -
--------------------------------------------------------------------------------
                                $   760,470       358,644     401,826       -
================================================================================


5.  BUSINESS COMBINATIONS
--------------------------------------------------------------------------------

Hagensborg  Foods Ltd - Effective  April 1, 2002,  the Company  acquired 100% of
Hagensborg Foods Ltd. for $700,000 (Note 11). This business combination was accounted for under the purchase method of accounting.

The purchase price has been allocated to the fair market value of the assets purchased and liabilities assumed. The purchase price was allocated as follows:

Garuda Capital Corp.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS continued


Years ended June 30, 2002 and 2001                                  (US Dollars)

5.  BUSINESS COMBINATIONS (continued)


    ----------------------------------------------------------------------------
     Purchase price, net of cash acquired                      $      700,000
    ----------------------------------------------------------------------------

    Allocated as follows:
     Property and equipment                                             283,263
     Working capital acquired                                           251,676
     Capital leases and other debt                                     (496,463)
     Goodwill                                                           661,524
    ----------------------------------------------------------------------------
                                                               $       700,000
    ============================================================================



Natural Program Inc. - Effective April 1, 2002, the Company acquired 100% of Natural Program Inc., accounted for under the purchase method of accounting, by issuing 500,000 common shares at a deemed value of $0.001 per share. (Note 11)

The purchase price has been allocated to the fair market value of the assets purchased and liabilities assumed on the following basis:


    ----------------------------------------------------------------------------
     Purchase price, net of cash acquired                      $            500
    ----------------------------------------------------------------------------

    Allocated as follows:
     Property and equipment                                              17,197
     Working capital deficiency                                          (4,354)
     Capital leases and other debt                                      (12,343)
    ----------------------------------------------------------------------------
                                                               $            500
    ============================================================================




6.  ACQUISITION OF ASSETS
--------------------------------------------------------------------------------

On April 19, 2002, the Company acquired certain assets of Hagensborg Foods Corp. ("HFC"), excluding the cash and accounts receivable, for $1,000,0000. HFC shares certain common shareholders and directors with the Company and is therefore considered to be a related party for accounting purposes. Related party transactions are usually measured at the transferor's carrying amount in the absence of independent verification. Carrying amounts are defined as the cost amount on the accounts of the transferor after adjusting for any amortization or impairment in value. Accordingly the Company has recorded the acquisition at HFC's carrying value of $232,679, $100,000 in equipment and $132,679 in inventory. The difference between the carrying amount and the agreed exchange amount of $767,321 has been charged to deficit as a shareholder distribution in the current period.

Garuda Capital Corp.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS continued


Years ended June 30, 2002 and 2001                                  (US Dollars)




7.  BANK INDEBTEDNESS
--------------------------------------------------------------------------------

The Company has a demand credit facility. It is personally guaranteed by a shareholder of the Company. Outstanding advances bear interest at prime plus 2%.


8.  CAPITAL LEASE OBLIGATIONS

--------------------------------------------------------------------------------
Future minimum payments and the obligations due under capital leases are as follows:
--------------------------------------------------------------------------------
                                                          2002             2001
--------------------------------------------------------------------------------
    2003                                           $        5,164            -
    2004                                                    5,164            -
    2005                                                    2,128            -
--------------------------------------------------------------------------------
                                                           12,456            -
Less amount representing interest                          (2,339)           -
--------------------------------------------------------------------------------
                                                           10,117            -
Less current portion                                       (3,951)           -
--------------------------------------------------------------------------------
                                                   $        6,166            -
================================================================================

Interest of $502 was imputed on the capital leases, at a rate of 1.88%.



9.  AMOUNTS DUE TO SHAREHOLDERS
--------------------------------------------------------------------------------

Advances due to shareholders are unsecured, non-interest bearing and have no specific terms of repayment.


10.  STOCKHOLDERS' EQUITY
--------------------------------------------------------------------------------

In February 2002, the Company issued 1,000,000 shares of common stock for $100,000.

During the year, the Company issued 4,302,000 units for $0.50 per unit. Each unit consisted of one common share and one non-transferable warrant. Each warrant entitles the holder thereof to purchase one additional common share at a price of $0.50 per share up to April 12, 2003, $0.60 per share up to April 12, 2004, $0.70 per share up to April 12, 2005. Of the 4,300,000 units, 200,000 units were subscribed for (see Note 14).

Garuda Capital Corp.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS continued


Years ended June 30, 2002 and 2001                                  (US Dollars)


11.  RELATED PARTY TRANSACTIONS
--------------------------------------------------------------------------------

During the year the Company had the following related party transactions:

     (a) As described in Note 5, the Company acquired Hagensborg Foods Limited and Natural Program Inc., which companies had certain shareholders and directors in common with the Company.

     (b) The Company purchased certain assets from Hagensborg Foods Corp. (HFC) as described in Note 6 for $1,000,000. HFC shares certain common shareholders and directors with the Company.

          Amounts due to shareholders included $428,006 due to HFC for the acquisition of assets.

          During 2002, the Company had product sales of $368,787 in the normal course of business and purchased $16,672 of packaging inventory and $46,693 of raw materials and finished goods from HFC. Accounts receivable includes $31,488 due from HFC in the normal course of business.

          During 2002, the Company incurred commission expense of $46,452 to HFC.

     (c) The Company is owed $100,000 for issued shares from a company related to a director of the Company. (Note 14)

     (d) The Company incurred consulting fees of $20,806 to a director of the Company.

     (e) The Company incurred a share capital finder's fee of $15,000 to a company owned by a director of the Company.

     (f) The Company incurred a share capital finder's fee of $18,000 to a director of the Company.

     (g) The Company incurred consulting fees of $4,751 to an officer of the Company.

     (h) Accounts payable includes $2,816 due to an officer for consulting fees.


12. COMMITMENTS
--------------------------------------------------------------------------------

The Company leases certain premises and equipment. Annual minimum lease payments are due as follows:

         2003                                                $      108,018
         2004                                                        15,408
         2005                                                         9,209
         2006                                                         -
         2007                                                         -
--------------------------------------------------------------------------------
                                                             $      132,635
================================================================================

Rent expense for the years ended June 30, 2002 and 2001 was $32,664 and $0, respectively.

Garuda Capital Corp.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS continued


Years ended June 30, 2002 and 2001                                  (US Dollars)



13. INCOME TAXES
--------------------------------------------------------------------------------

The Company has a Canadian net operating loss carryforward of approximately US$1,297,000 and a United States net operating loss carryforward of US$320,000 that may be available to be applied against any future taxable income. These net operating loss carryforwards may result in future income tax benefits of approximately US$692,000, however, because realization is uncertain at this time, a valuation reserve in the same amount has been established. Significant components of the Company's deferred tax liabilities and assets as of June 30, 2002 and 2001 are as follows:

                                                     2002            2001
--------------------------------------------------------------------------------
Deferred tax liabilities                        $           -    $          -
================================================================================


--------------------------------------------------------------------------------
Deferred tax assets:
     Net operating loss carryforwards           $     692,000    $    461,000
     Valuation allowance                             (692,000)       (461,000)
                                                --------------   ------------
                                                $           -    $          -
================================================================================

The valuation allowance for deferred tax assets was increased by $231,000 and $61,000 during the years ended June 30, 2002 and 2001, respectively.

The Company's net operating loss carryforwards, if not used, will expire as follows:

                                                            Canadian
                                                         -------------
                     2006                                $     398,000
                     2007                                      552,000
                     2008                                      146,000
                     2009                                      201,000
--------------------------------------------------------------------------------
                                                         $   1,297,000
================================================================================

The Company's United States net operating loss carryforward will expire through 2022.


14. SUBSEQUENT EVENTS
--------------------------------------------------------------------------------

In July 2002, the Company received $100,000 to settle the subscription receivable due from a company controlled by a director of the Company.

15. OFF-BALANCE SHEET RISKS
--------------------------------------------------------------------------------

The Company has purchased securities as investments and may incur losses if the market value of these securities decline subsequent to June 30, 2002.

During the year ended June 30, 2002, the Company had sales to two customers representing 25% and 12% of the Company's total revenue.

Item 8. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure. Previous Independent Auditor

On May 15, 2002, Andersen Andersen & Strong, L.C. ("Andersen") resigned as our independent auditor. Andersen's reports on our financial statements for the fiscal years ended June 30, 2000 and 2001 did not contain an adverse opinion or a disclaimer of opinion, and was not qualified or modified as to uncertainty, audit scope or accounting principles. The decision to change accountants has been approved by our board of directors.

For the fiscal years ended June 30, 2000 and 2001and for the period from June 30, 2001 to May 15, 2002 there has been no disagreement between us and Andersen on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure.

New Independent Auditor

We have engaged Spicer, Jeffries & Co., Certified Public Accountants of 4155 E. Jewell Avenue, suite 307, Denver, Colorado 80222 ("Spicer Jeffries")as our new independent accountants as of May 15, 2002. We have not consulted with Spicer Jeffries regarding the application of accounting principles, the type of audit opinion that might be rendered by Spicer Jeffries or any other matter that was the subject of a disagreement between us and Andersen.

                                    PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(a) of the Exchange Act.

MANAGEMENT

The executive officers and directors of the Company and their ages are as follows:

       Name                 Age                      Position
----------------------   ---------   ------------------------------------------

C. Robin Relph              54        President, CEO, Director
John E. Curry               56        Treasurer CFO, Director
G. Arnold Armstrong         74        Chairman, Director
Birgit Schrott              28        Secretary

Farhad Bahrami              34        President, Director, Hagensborg Foods Ltd.
Pascal Roy                  33        President, Director, Natural Program Inc.


G. Arnold Armstrong, Director, Chairman, Garuda Capital Corp.


- Senior partner at the law firm Armstrong & Company (Vancouver, Canada) from August,1976 to present.
- President and CEO of International Cetec Investments Inc. (Vancouver, Canada) from April, 1994 to present
- Chairman and CEO of SKN Resources Ltd. (Vancouver, Canada) from June, 2000 to present.
- President and Director of International Enexco Limited (Vancouver, Canada) from March, 1975 to present.
- President and Director of Ivory Oils & Minerals Inc. (Vancouver, Canada) from March, 1991 to present .
- President and a Director of Gibsons Marina Hotel Inc. (Gibsons, Canada) from September, 1983 to present.

C. Robin Relph, Director, President, Garuda Capital Crop.

- President and Director of Garuda Capital Corporation from May 2002 to present.
-    Director of Valerie Gold Resources (Vancouver, Canada) from 1995 -1997.
- Director and President of Buckingham Securities Ltd, (London England) from 1988 to present.
- Chairman and Director of Hagensborg Food Corporation (Kent, USA) and Hagensborg Foods Limited (Vancouver, Canada) from 1998 to present.
- Director of Natural Program Ltd. and Natural Program Inc. from July 2000 to present.

John E. Curry, Director, CFO, Garuda Capital Corp.

- President of Hydrovane Self Steering Inc. (West Vancouver, Canada) from May 2002 to present.
- President of Garuda Capital Corp. (Vancouver, Canada) from September 2001 to April 2002. Director of Garuda Capital Corp. from September 2001 to present.
- Director of WaveRider Communications Inc. (Tornoto, Canada) from October 1999 to present.
- Director of Voice Mobility International Inc. (Vancouver, Canada) from August 2001 to February 2002.
- Partner of Bedford Curry & Co., Chartered Accountants (Vancouver, Canada) from 1985 to 1999.


Birgit Schrott, Secretary, Garuda Capital Corp.

- Corporate Secretary of Garuda Capital Corp. (Vancouver, Canada) from January 2002 to present.
- Director of Natural Program Ltd. (Vancouver, Canada) from May 2001 to present.
-    Director of Natural Program Inc. (Nevada) from 2001 to present.
- COO of FreeView Publishing Inc. (Vancouver, Canada) from May 1999 to November 2000.
-    University of Victoria, Canada MBA Program from August 1998 to December
     1999.


Farhad Bahrami, CGA, Director, President, Hagensborg Foods Ltd.

-    President and Director of Hagensborg Foods Ltd. from April 2001 to present.
- President and Director of Hagensborg Food Corporation from April 2001 to present.
- Financial Controller of Voice Mobility International Inc. (Vancouver, Canada) from February 1999 to February 2001.
- Part-time financial consultant to Acrex Ventures Ltd. (Vancouver, Canada) from July 2000 to February 2001.
- Financial Controller of Dunn's Tailors (Vancouver, Canada) from November 1996 to February 2001.


Pascal Roy, BCom, DTCM, Director & President, Natural Program Ltd.

- President and Director of Natural Program Ltd. (Vancouver, Canada) from July 2000 to present.
-    Director of Natural Program Inc. (Nevada, USA) from July 2000 to present.
- Director of Barkley Sound Aquaculture (Vancouver, Canada) from May 2002 to present.
- Private practice, Doctor of Traditional Chinese Medicine, (Vancouver, Canada) from 1998 to present.

Compliance with Section 16(a) of Securities Exchange Act of 1934

To our knowledge, during the fiscal year ended June 30, 2002, our Directors and Officers failed to timely comply with Section 16(a) filing requirements in that Forms 3 for the Directors and Officers were not timely filed. The Forms 3 for the Directors and Officers were filed on September 27, 2002. This statement is based solely on a review of the copies of such reports furnished to us by our Directors and Officers and their written representations that such reports accurately reflect all reportable transactions.

Family Relationships

There is no family relationship between any Director, executive or person nominated or chosen by the Company to become a Director or executive officer.

Item 10. Executive Compensation.

Summary Compensation Table

The following table shows for the fiscal year ending June 30, 2002, the compensation awarded or paid by the Company to its Chief Executive Officer and any of the executive officers of the Company whose total salary and bonus exceeded $100,000 during such year (The "Named Executive Officers"):

 --------------------------------------------------------------------------------------------------------------------
                                             SUMMARY COMPENSATION TABLE
 --------------------------------------------------------------------------------------------------------------------
                                                                                   Long Term Compensation
 --------------------------------------------------------------------------------------------------------------------
                                    Annual Compensation                         Awards               Payouts
 --------------------------------------------------------------------------------------------------------------------
      Name and                                         Other Annual     Securities Underlying       All Other
 Principle Position       Year        Salary ($)     Compensation ($)       Options (#)         Compensation ($)
 --------------------------------------------------------------------------------------------------------------------
   C. Robin Relph,        2002          $6,000              0                     0                     0
      President    (starting May 02)
 --------------------------------------------------------------------------------------------------------------------
    John E. Curry    Sept. 2001 to         0                0                     0                     0
                       April 2002
 --------------------------------------------------------------------------------------------------------------------
    Louis Tardiff     Inception to         0                0                     0                     0
                       Sept. 2001
 --------------------------------------------------------------------------------------------------------------------


The Company has omitted charts regarding the number and value of options granted to or exercised by executive officers during the past three fiscal years as no options have been granted to the executive officers as of September 30, 2002.

Employment Agreements and Executive Compensation

There are no written employment agreements with executive officers at this time. The following consulting fees are being paid: Robin Relph, President US $ 72,000 per year. Birgit Schrott, Secretary US $ 36, 000 per year.

The following other consulting fees have been paid: John Curry, CFO, January to June 2002 US $12,000.

The following amounts were paid out as finders fees to our affiliates in our Private Placements:

Buckingham Securities Ltd.(1)                        US $ 15,000.00
Robin Relph                                          US $ 18,000.00
Kroger Pacific Ltd. (2)                              US $ 10,800.00

(1) Robin Relph is a director and principal shareholder of Buckingham Securities Ltd.
(2)  Unrelated party.

Compensation of Directors
Directors are entitled to receive reimbursement for all out-of-pocket expenses incurred for attendance at Board of Directors meetings.

OTHER ARRANGEMENTS
------------------

There are no other arrangements.

Termination of Employment and Change of Control Arrangement
There is no compensatory plan or arrangement with respect to any individual named above which results or will result from the resignation, retirement or any other termination of employment with the Company, or from a change in the control of the Company.

Transactions with Management
The Company entered into the following transactions with Management and related parties during the fiscal year ended June 30, 2002 and as of October 14, 2002:

- C. Robin Relph, President and Director, participated in the February 2002 and May 2002 Private Placements at the same terms as all other investors and purchased 100,000 common shares and 111,800 units respectively. In addition, entities to which Mr. Relph is a control person purchased 1,110,000 shares and 427,200 units respectively.

- Birgit Schrott, Corporate Secretary, participated in the February 2002 Private Placement at the same terms as all other investors and purchased 50,000 common shares.

- G. Arnold Armstrong, a Director through two entities of which he is a control person participated in the February 2002 Private Placement at the same terms as all other investors and purchased 700,000 common shares.

- As part of the acquisition of Natural Program Inc. Pascal Roy, Director of Natural Program Inc., in April 2002, received 80,645 common shares in consideration for his shares in Natural Program Inc.

- In April 2002, the Company acquired Hagensborg Foods Limited and Natural Program Inc., which, companies had certain shareholders and directors in common with the Company. Robin Relph is a shareholder and Director in Hagensborg Foods Limited as well as Natural Program Inc. Birgit Schrott is a Director of Natural Program Inc.

- In April 2002, our subsidiary Hagensborg Foods Ltd. purchased certain assets from Hagensborg Foods Corp. (HFC) $1,000,000. HFC shares certain common shareholders and directors with the Company. Robin Relph is a Director and shareholder in HFC.

- The Company incurred consulting fees of $20,806 to Robin Relph, a director of the Company.

- The Company incurred a share capital finder's fee of $15,000 to a company owned by Robin Relph, a director of the Company.

- The Company incurred a share capital finder's fee of $18,000 to Robin Relph, a director of the Company.

- The Company incurred consulting fees of $4,751 to Birgit Schrott, an officer of the Company.

- Accounts payable includes $2,816 due to John Curry, an officer for consulting fees.

- In July 2002, the Company purchased 400,000 shares of Voice Mobility International Inc., for $100,000 from Garuda Ventures Limited, an entity of which Mr. Relph is a control person.

Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth the number of shares of the Company's Common Stock beneficially owned as of September 20, 2002 by individual directors and executive officers and by all directors and executive officers of the Company as a group.

---------------------------------------------------------------------------------------------------------------------
 Name and Address of                                            Common Stock                            Percentage
   Beneficial Owner           Title                               Ownership                              of Shares
                                                                                                        Outstanding
---------------------------------------------------------------------------------------------------------------------
C. Robin Relph             President,         278,574  Directly owned by Mr. Relph
#4, Arbour Island          Director           435,200  Owned by Buckingham Securities Limited,
Old Fort Bay                                           Mr. Relph is Managing Director and 60%
New Providence                                         shareholder.
Bahamas                                        86,000  Owned by Hagensborg Food Corp., Mr. Relph
                                                       is a Director and minority shareholder in
                                                       Hagensborg Food Corp.
                                              582,258  Owned by Garuda Ventures Ltd., Mr. Relph
                                                       is a Director of the company. He disclaims
                                                       any beneficial ownership in these shares;
                                                       Owned by Garuda Holdings Ltd.,  Mr. Relph
                                              200,000  is a Director of the company. Mr. Relph
                                                       disclaims any beneficial ownership in
                                                       these shares;
                                                       Owned by Rigpa Foundation, a charitable
                                              192,000  foundation. Mr. Relph is Chairman of the
                                                       Board of Trustees of Rigpa and disclaims
                                                       any beneficial ownership in these shares;
                                                       Owned by Zambala Ventures Ltd. Mr. Relph
                                              300,000  is a Director of the company. He disclaims
                                                       any beneficial ownership in these shares;

                                          -----------
                                            2,047,032                                                      33.8%
---------------------------------------------------------------------------------------------------------------------
Pascal Roy                 Director,           80,645                                                      1.3%
#3 - 2285 W. 10th Ave.     Natural
Vancouver, BC V6K 2J1      Program
Canada                     Inc.
                           President,
                           Natural
                           Program
                           Ltd.
---------------------------------------------------------------------------------------------------------------------
Birgit Schrott             Secretary           50,000                                                      0.8%
1843 West 4th Avenue
Vancouver, BC V6J 1M4
Canada
---------------------------------------------------------------------------------------------------------------------
John Curry                 Director,                0                                                        0
#15 - 636 Clyde Avenue     CFO
West Vancouver, BC
Canada    V7T 1E1
---------------------------------------------------------------------------------------------------------------------



Arnold Armstrong           Director,          600,000  Owned by International Cetec Investments
480-650 W. Georgia St.     Chairman                    Inc., Mr. Armstrong is Chairman of this
Vancouver,  B.C.                                       company.
Canada, V6B 4N9                               100,000  Owned by Sentarn Enterprises. Mr.
                                                       Armstrong owns 67% of Celvin Grove Estates
                                                       Ltd. which owns 100% of Sentarn
                                                       Enterprises Ltd.
                                          -----------
                                              700,000                                                      11.6%
---------------------------------------------------------------------------------------------------------------------
Farhad Bahrami             President,                                       0                                0
1576 Rand Avenue           Director
Vancouver, BC V6P 3G2      Hagensborg
                           Foods Ltd.
---------------------------------------------------------------------------------------------------------------------
Officers and                               2,877,677                                                       47.5%
Directors as a group
(6 individuals)
---------------------------------------------------------------------------------------------------------------------



Based upon a review of the Company's shareholders list as of September 20, 2002 there are two other registered holders of five percent or more of the Company's Common Stock.


--------------------------------------------------------------------------------
     Name and Address of                 Common Stock     Percentage of Shares
      Beneficial Owner                   Ownership (1)         Outstanding
--------------------------------------------------------------------------------
Aran Asset Management SA                  350,000               5.8%
Alpenstrasse 11/P.O. box 4010
CH - 6304 Zug
Switzerland
Attn: Michael C. Thalmann
--------------------------------------------------------------------------------
Channing Investments Corp.                600,000               9.9%
800 - 1450 Creekside Dr.
Vancouver,  BC V6J 5B3
Attn: Chrissy Doherty
--------------------------------------------------------------------------------

Item 12. Certain Relationships and Related Transactions.

The Company entered into the following transactions with Management and related parties during the fiscal year ended June 30, 2002 and as of October 14, 2002:

- C. Robin Relph, President and Director, participated in the February 2002 and May 2002 Private Placements at the same terms as all other investors and purchased 100,000 common shares and 111,800 units respectively. In addition, entities to which Mr. Relph is a control person purchased 1,110,000 shares and 427,200 units respectively.

- Birgit Schrott, Corporate Secretary, participated in the February 2002 Private Placement at the same terms as all other investors and purchased 50,000 common shares.

- G. Arnold Armstrong, a Director through two entities of which he is a control person participated in the February 2002 Private Placement at the same terms as all other investors and purchased 700,000 common shares

- As part of the acquisition of Natural Program Inc. Pascal Roy, Director of Natural Program Inc., in April 2002, received 80,645 common shares in consideration for his shares in Natural Program Inc.

- In April 2002, the Company acquired Hagensborg Foods Limited and Natural Program Inc., which, companies had certain shareholders and directors in common with the Company. Robin Relph is a shareholder and Director in Hagensborg Foods Limited as well as Natural Program Inc. Birgit Schrott is a Director of Natural Program Inc.

- In April 2002, our subsidiary Hagensborg Foods Ltd. purchased certain assets from Hagensborg Foods Corp. (HFC) $1,000,000. HFC shares certain common shareholders and directors with the Company. Robin Relph is a Director and shareholder in HFC.

- The Company incurred consulting fees of $20,806 to Robin Relph, a director of the Company.

- The Company incurred a share capital finder's fee of $15,000 to a company owned by Robin Relph, a director of the Company.

- The Company incurred a share capital finder's fee of $18,000 to Robin Relph, a director of the Company.

- The Company incurred consulting fees of $4,751 to Birgit Schrott, an officer of the Company.

- Accounts payable includes $2,816 due to John Curry, an officer for consulting fees.

- In July 2002, the Company purchased 400,000 shares of Voice Mobility International Inc., for $100,000 from Garuda Ventures Limited, an entity of which Mr. Relph is a control person.

Item 13. Exhibits and Reports on Form 8-K.

(a)  Exhibits

2.1      --       Hagensborg Foods Ltd. Acquisition Agreement
2.2      --       Natural Program Inc. Acquisition Agreement
3.1 (1)  --       Articles of Incorporation
3.2      --       Bylaws

3.3      --       Articles of Amendment

11       --       Statement RE: Computation of Per Share Earnings

21       --       Subsidiaries of the Registrant

1. Incorporated by reference from Form 10-SB registration statement SEC File # filed on or about June 29, 2000

          (b) Reports on Form 8-K: The Company filed the following reports on Form 8-K during the last quarter of the fiscal year ended June 30, 2002

1. June 16, 2002 Amendment to the Report on Form 8-K filed on May 1, 2002 announcing the acquisition by Garuda Capital Corp. of all the outstanding shares of Hagensborg Foods Ltd. and Natural Program Inc., attaching the audited financial statements of Hagensborg Foods Ltd. for the period ended June 30, 2000 and June 30, 2001, the audited financial statements of Natural Program Ltd. for the period ended June 30, 2001 and the pro forma financial statements for Garuda Capital Corp. as at March 31, 2002 giving effect to the purchases as if they had occurred on July 1, 2000.

2. June 12, 2002 Amendment to the Report on Form 8-K filed on May 15, 2002 announcing the change in the Registrant's auditors.

3. May 15, 2002 Report on Form 8-K announcing the change in the Registrant's auditors.

4. May 1, 2002 Report on Form 8-K announcing the appointment of Robin Relph and Arnold Armstrong to the Company's Board of Directors.

                                   SIGNATURES
In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
                                          GARUDA CAPITAL CORP.
                                          --------------------
                                              (Registrant)

                                     By: / s / C. Robin Relph
                                       ----------------------------------
                                       C. Robin Relph, President

                                       Date: October 14, 2002
                                             ----------------

                                     By: / s / John E. Curry
                                       ----------------------------------
                                       John E. Curry, CFO

                                       Date: October 14, 2002
                                             ----------------

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                                     By: / s / C. Robin Relph
                                       ----------------------------------
                                       C. Robin Relph, President and Director

                                       Date: October 14, 2002
                                             ----------------

                                     By: / s / G. Arnold Armstrong
                                       ----------------------------------
                                     G. ARNOLD ARMSTRONG, Director


                                       Date: October 14, 2002
                                             ----------------

                                     By: / s / John E. Curry
                                       ----------------------------------
                                       John E. Curry, CFO and Director

                                       Date: October 14, 2002
                                             ----------------

        Certification of Principal Executive Officer Regarding Facts and
                 Circumstances Relating to Exchange Act Filings


I, C. Robin Relph, certify that:

     1. I have read this annual report on Form 10-KSB of Garuda Capital Corp.;

     2. To my knowledge, the information in this report is true in all important respects as of June 30, 2002; and

     3. This report contains all information about the company of which I am aware that I believe is important to a reasonable investor, in light of the subjects required to be addressed in this report, as of June 30, 2002.

     For purposes of this certification, information is "important to a reasonable investor" if:


          (a) There is a substantial likelihood that a reasonable investor would view the information as significantly altering the total mix of information in the report; and

          (b) The report would be misleading to a reasonable investor if the information is omitted from the report.


BY:   /s/ C. Robin Relph                             Subscribed and sworn to
      -----------------------------------            before me this 10 day of
      C. Robin Relph, President and C.E.O.           October, 2002
      (Principal Executive Officer)

DATE: October 10, 2002
      ------------------                             /s/ G. Arnold Armstrong
                                                     -------------------------

                                                     Notary Public in and
                                                     for the Province of
                                                     British Columbia.

                                                     My Commission Expires:

                                                     At the pleasure of the
                                                     queen of England.

                                                              [Seal]

        Certification of Principal Financial Officer Regarding Facts and
                 Circumstances Relating to Exchange Act Filings


I, John E. Curry, certify that:

     1. I have read this annual report on Form 10-KSB of Garuda Capital Corp.;

     2. To my knowledge, the information in this report is true in all important respects as of June 30, 2002; and

     3. This report contains all information about the company of which I am aware that I believe is important to a reasonable investor, in light of the subjects required to be addressed in this report, as of June 30, 2002.

     For purposes of this certification, information is "important to a reasonable investor" if:


          (a) There is a substantial likelihood that a reasonable investor would view the information as significantly altering the total mix of information in the report; and

          (b) The report would be misleading to a reasonable investor if the information is omitted from the report.


BY:   /s/ John E. Curry                              Subscribed and sworn to
      -----------------------------------            before me this 10 day of
      John E. Curry, President and C.E.O.            October, 2002
      (Principal Executive Officer)

DATE: October 10, 2002
      ------------------                             /s/ G. Arnold Armstrong
                                                     -------------------------

                                                     Notary Public in and
                                                     for the Province of
                                                     British Columbia.

                                                     My Commission Expires:

                                                     At the pleasure of the
                                                     queen of England.

                                                              [Seal]