Form 10QSB
period 2002-09-30
GARUDA CAPITAL CORP
filed 2002-11-25
CIK 1116539

United States
                       Securities and Exchange Commission

                              Washington, DC 20549
(Mark One)

                                   FORM 10-QSB

|x|  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
        EXCHANGE ACT OF 1934

For the quarterly period ended               September 30, 2002
                                -------------------------------------------

                                       or
|_| TRANSITION  REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934


Commission file number          0 - 30927


                              Garuda Capital Corp.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                Nevada                                     980209053
---------------------------------------------   --------------------------------
State or other jurisdiction of incorporation           (I.R.S. Employer
           or organization                             Identification No.)

502-1978 Vine Street, Vancouver, BC                             V6K 4S1
--------------------------------------------------------------------------------
(Address of principal executive offices)                      (Zip Code)

                                  604-837-0260
--------------------------------------------------------------------------------
               Registrant's telephone number, including area code:

--------------------------------------------------------------------------------
   (Former name, former address and former fiscal year, if changed since last report)

          Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was require to file such reports), and (2) has been subject to such filing requirements for the past 90 days. |x| Yes |_| No

                     APPLICABLE ONLY TO ISSUERS INVOLVED IN
             BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.
                                         |_|  Yes       |_|  No

                       APPLICABLE ONLY TO CORPORATE USERS

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. Common Stock, $0.001 par value, 6,049,575 shares as of November 18, 2002

                         PART I - FINANCIAL INFORMATION

-------------------------------------------------------------------------------

                          ITEM 1. FINANCIAL STATEMENTS

--------------------------------------------------------------------------------



The accompanying financial statements of Garuda Capital Corp. at September 30, 2002 and September 30, 2001 have been prepared by the Company's management and they do not include all information and notes to the financial statements necessary for a complete presentation of the financial position, results of operations, and cash flows in conformity with accounting principles generally accepted in the United States of America. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature.

Operating results for the quarter ended September 30, 2002, are not necessarily indicative of the results that can be expected for the year ending June 30, 2003.

                           CONSOLIDATED FINANCIAL STATEMENTS


                           GARUDA CAPITAL CORP.
                           (FORMERLY VANSTAR FILMS, INC.)

                           VANCOUVER, BRITISH COLUMBIA, CANADA

                           September 30, 2002 AND 2001













                  1. CONSOLIDATED BALANCE SHEETS

                  2. CONSOLIDATED STATEMENTS OF OPERATIONS

                  3. CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

                  4. CONSOLIDATED STATEMENTS OF CASH FLOWS

                  5. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



Garuda Capital Corp.

CONSOLIDATED BALANCE SHEETS
UNAUDITED

September 30, 2002 and June 30, 2002                                      (US Dollars)

                                                            September 30,    June 30,
                                                                2002           2002
--------------------------------------------------------------------------------------
ASSETS

Current
    Cash                                                    $      --      $      --
    Subscriptions receivable                                       --          100,000
    Accounts receivable                                         351,698        210,834
    Available-for-sale securities                               211,455        204,186
    Inventory, net                                              399,758        365,989
    Prepaid expenses                                             18,650         20,523
--------------------------------------------------------------------------------------
    Current assets                                              981,561        901,532

Property and equipment, net                                     405,654        401,826
Goodwill                                                        661,524        661,524
--------------------------------------------------------------------------------------
                                                            $ 2,048,739    $ 1,964,882
=======================================================================================

LIABILITIES
Current
    Bank indebtedness                                       $   225,542    $    10,624
    Bank loan                                                   200,000           --
    Accounts payable and accrued expenses                       537,199        363,563
    Accounts payable - related parties                           14,838           --
    Unearned revenue                                             26,473         35,297
    Current portion of long term debt                             4,591          3,951
--------------------------------------------------------------------------------------
    Current liabilities                                       1,008,643        413,435

Long term debt                                                   11,297          6,166
Amounts due to shareholders                                      13,311        432,504
--------------------------------------------------------------------------------------
                                                              1,033,251        852,105
SHAREHOLDERS' EQUITY
Preferred stock, $0.001 par value; authorized 10,000,000;
     Issued: None                                                  --             --
Common stock, $0.001 par value; authorized 50,000,000;
     Issued: 6,049,575;                                           6,050          6,050
Capital in excess of par value                                2,359,801      2,359,801
Translation adjustment                                            7,287          3,340
Deficit                                                      (1,357,650)    (1,256,414)
--------------------------------------------------------------------------------------
                                                              1,015,488      1,112,777
--------------------------------------------------------------------------------------
                                                            $ 2,048,739    $ 1,964,882
=======================================================================================

The accompanying notes are an integral part of these statements.

                                                                                     4

Garuda Capital Corp.

CONSOLIDATED STATEMENTS OF OPERATIONS
UNAUDITED

Three Months ended September 30, 2002 and 2001                      (US Dollars)




                                                         2002            2001
-------------------------------------------------------------------------------
REVENUE

Sales                                                 $   697,705   $      --

Cost of goods sold                                        458,465          --
-------------------------------------------------------------------------------
                                                          239,240          --

EXPENSES

General and administrative                                245,438         2,509
Depreciation                                               11,123          --
Advertising and promotion                                   3,354          --
-------------------------------------------------------------------------------
                                                          259,915         2,509
-------------------------------------------------------------------------------
Loss before other items                                   (20,675)       (2,509)

Loss on sale of marketable securities                      (3,275)         --
-------------------------------------------------------------------------------
NET LOSS                                                  (23,950)       (2,509)

COMPREHENSIVE LOSS

Unrealized loss on marketable securities                  (77,286)         --
Gain from foreign currency translation                       --           2,092
-------------------------------------------------------------------------------
NET COMPREHENSIVE LOSS                                $  (101,236)  $      (417)
===============================================================================

NET LOSS PER COMMON SHARE - BASIC AND FULLY DILUTED   $       .02   $         0
-------------------------------------------------------------------------------

WEIGHTED AVERAGE NUMBER OF COMMON SHARES                6,049,575     4,951,500
-------------------------------------------------------------------------------







The accompanying notes are an integral part of these statements.


Garuda Capital Corp.

CONSOLIDATED STATEMENTS OF CASH FLOWS
UNAUDITED

Three Months ended September 30, 2002 and 2001                                (US Dollars)




                                                                     2002          2001
-----------------------------------------------------------------------------------------
OPERATIONS
Net loss                                                           $(101,236)   $  (2,509)
Items not involving cash:
    Depreciation                                                      11,123         --
    Gain on foreign currency translations                              3,947        2,092
    Loss on sale of marketable securities                              3,275         --
    Unrealized loss on marketable securities                          77,286         --
Changes in operating assets and liabilities:
    Decrease in accounts receivable                                 (140,864)        --
    Decrease in prepaid expenses                                       1,873         --
    Increase (decrease) in accounts payable and accrued expenses     173,636      (29,655)
    Increase in inventory                                            (33,769)        --
    Increase in unearned revenue                                      (8,824)        --
    Increase in accounts payable - related party                      14,838       29,730
-----------------------------------------------------------------------------------------
          Net cash provided by (used in) operating activities          1,285         (342)

FINANCING
Increase in bank indebtedness                                        214,918         --
Decrease in subscription receivable                                  100,000
Draws on bank loan                                                   200,000         --
Draw on long term debt                                                 5,771         --
Cash paid to shareholders                                           (419,193)        --
-----------------------------------------------------------------------------------------
          Net cash provided by financing activities                  101,496         --

INVESTING
Sale of marketable securities                                         12,170         --
Purchase of marketable securities                                   (100,000)
Cash paid for purchase of property and equipment                     (14,951)        --
-----------------------------------------------------------------------------------------
          Net cash used by investing activities                     (102,781)        --

Net increase (decrease) in cash                                         --           (342)

Cash, beginning of period                                               --            520
-----------------------------------------------------------------------------------------
CASH, end of period                                                $    --      $     178
=========================================================================================



The accompanying notes are an integral part of these statements.

                                                                                         6

Garuda Capital Corp.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Three Months ended September 30, 2002 and 2001                      (US Dollars)

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

For the period ended September 30, 2002, the Company incurred a net loss of $101,236. The Company's ability to continue its operations and to realize assets at their carrying values is dependent upon the continued support of its shareholders, obtaining additional financing and generating revenues sufficient to cover its operating costs. Management's plans in regard to these matters are to raise additional equity funds as needed to meet any operating needs.

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

2.  SIGNIFICANT ACCOUNTING POLICIES
--------------------------------------------------------------------------------

Principles of consolidation and basis of accounting - The consolidated financial
statements   include  the   accounts  of  the  Company  and  its  wholly   owned
subsidiaries, as follows:

Garuda Ventures Canada Inc. and Garuda Gold Corp. are companies with no active business operations. Hagensborg Foods Ltd. processes and sells specialty food products to wholesale and retail customers in North America. Hagensborg Seafoods Ltd. processes and sells high-quality seafood products throughout North America. Natural Program Inc. sells natural herbal products to wholesale and retail customers in North America. Natural Program Ltd. provides natural herbal medication to wholesale and retail customers in North America.

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

Available-for-sale securities - The Company has invested in various securities classified as available-for-sale at September 30, 2002. These securities are carried at market value, with unrealized gains and losses reported as a separate component of shareholders' equity. At September 30, 2002, these securities had a fair market value of $211,455 which approximated their cost basis. Therefore, no unrealized gains or losses were recorded on these securities.

Inventory - Inventory is recorded at the lower of average cost or market. Cost includes materials, labor and applicable warehouse overhead. Market is replacement cost for raw materials and supplies and net realizable value for finished goods. The Company has recorded an allowance of $25,000 for the year ended June 30, 2002 for inventory obsolescence.

Garuda Capital Corp.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS continued


Three Months ended September 30, 2002 and 2001                      (US Dollars)


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

Garuda Capital Corp.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS continued


Three Months ended September 30, 2002 and 2001                      (US Dollars)

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


3.  BANK INDEBTEDNESS
--------------------------------------------------------------------------------

The Company has a demand credit facility. It is personally guaranteed by a shareholder of the Company. Outstanding advances bear interest at prime plus 2%.


4.  CAPITAL LEASE OBLIGATIONS
--------------------------------------------------------------------------------

Future minimum payments and the obligations due under capital leases are as follows as of June 30, 2002:

                                                          2002          2001
--------------------------------------------------------------------------------
 2003                                                   $  5,164          --
 2004                                                      5,164          --
 2005                                                      2,128          --
--------------------------------------------------------------------------------
                                                          12,456          --
Less amount representing interest                         (2,339)         --
--------------------------------------------------------------------------------
                                                          10,117          --
Less current portion                                      (3,951)         --
--------------------------------------------------------------------------------
                                                        $  6,166          --
================================================================================

Interest of $502 was imputed on the capital leases, at a rate of 1.88%.


5.  AMOUNTS DUE TO SHAREHOLDERS
--------------------------------------------------------------------------------

Advances due to shareholders are unsecured, non-interest bearing and have no specific terms of repayment. Garuda Capital Corp.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS continued


Three Months ended September 30, 2002 and 2001                      (US Dollars)



6. COMMITMENTS
--------------------------------------------------------------------------------

The Company leases certain premises and equipment. Annual minimum lease payments are due as of June 30, 2002 :

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
================================================================================



7. OFF-BALANCE SHEET RISKS
--------------------------------------------------------------------------------

The Company has purchased securities as investments and may incur losses if the market value of these securities decline subsequent to September 30, 2002.

During the three Months ended September 30, 2002, the Company had sales to two customers representing 25% and 12% of the Company's total revenue.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION / PLAN OF OPERATIONS

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

We have incorporated two further subsidiaries, Garuda Ventures Canada Inc. and Garuda Gold Corporation. Both companies are incorporated under the laws of British Columbia, Canada. Garuda Ventures Canada Inc. holds idle working capital to be invested in marketable securities. The company has no other assets. Garuda Gold Corporation is currently inactive and has no assets. The company will be activated as soon as a suitable project has been identified.


Results of Operations Three Months ended September 2002 vs. 2001 - Garuda Capital Corp. on Consolidated Basis

During the first quarter of fiscal 2003, we realized total revenues of $697,705 and the net loss for the quarter ended September 30, 2002 was $101,236.


Liquidity and Capital Resources Three Months ended September 2002 vs. 2001 - Garuda Capital Corp. on Consolidated Basis

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

In order to be more informative regarding the results of operations and the liquidity and capital resources, discussion thereof will be separated between Hagensborg Foods Ltd. and Natural Program Inc.

Results of Operations for the Three Months ended September 2002 vs. 2001 - Hagensborg Foods Ltd.

Revenues of $667,471 in the three months ended September 30, 2002 were 34% higher than the $497,405 in revenues reported for the three months period ended September 30, 2001. The increase was due to the additional revenue gained from the recently acquired Seafood Pates product line.

Gross profit for the three months ended September 30, 2002 was $223,284 versus $147,299 in 2001. Gross profit percentage of 33% in 2002 was lower versus 29% in 2001. The increase in gross profit percentage was largely due to higher margins associated with the Seafood pate product line.

Net income for the three months ended September 30, 2002 was $29,043 versus $17,016 for the same period in 2001, representing a 70% increase in net income. The increase in net income was primarily due to the additional sales of the new Seafood pate product lines and the higher margins of this product line.

Our sales and marketing costs consist primarily of personnel costs, advertising, promotions, and tradeshows. Total costs were $101,460 and $38,695 for three months ended September 30, 2002 and 2001 respectively. The increase of $62,765 is largely due to additional marketing costs of the new Seafood pate line and product development costs. We anticipate that sales and marketing costs will continue to grow over the foreseeable future as we implement our business growth strategies.

Our general and administrative costs consist primarily of personnel costs, professional and legal costs, consulting fees, and general office costs. Our general and administrative costs were $52,156 and $46,010 for the three months ended September 30, 2002 and 2001, respectively. The increase in general and administrative costs between the two periods is largely the result of an increase in interest and bank charges. General and administrative costs as a percentage of revenue increased between the two periods as a result of increases in expenses over the same periods. We anticipate that general and administrative costs will remain stable over the foreseeable future.

Our premise and equipment leases were $31,514 and $29,402 for the three months ended September 30, 2002 and 2001, respectively. Our lease expires March 31, 2003 and the premise owner has offered to reduce the lease space to match our needs. We are also actively searching for new lease premises that may better suit our requirements.


Liquidity and Capital Resources for the Three Months ended September 2002 vs. 2001 - Hagensborg Foods Ltd.

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

During the three months ended September 30, 2002, our current assets to current liabilities ratio increased from 0.77 to 1.08. Current assets increased $23,373 from $731,160 to $707,787. This was primarily due to increased inventory needs for our new Seafood Pate product line.

Noncurrent assets increased by $39,314 net of depreciation during the three months ended September 30, 2002 mainly due to the newly acquired production equipment associated with our Seafood business.

Cash flows used from operations were $37,495 during the three months ended September 30, 2002 cash flows used in financing activities included a new bank loan of $200,000.



Results of Operations for the Three Months ended September 2002 vs. 2001-Natural Program Inc.

Natural Program Inc. is a start-up operation. Its revenue for the three months ended September 30, 2002 was $21,384 and its gross profit was $13,751. Net loss for the three months ended September 30, 2002 was $12,415.

Currently, our sales consist mostly of Chinese herbal formulations to practitioners of traditional Chinese medicine on a wholesale basis. We sell the herbs to practitioners for a wholesale price and they in turn retail them to their patients with a mark-up (usually 100%). We collect the difference for the practitioners and balance their accounts at the end of every month. In addition to our range of Chinese herbs, we are in the process of test marketing a line of Western herbal remedies in the Vancouver market. As we implement our marketing plan for this product category in Western Canada, the Pacific North West and subsequently the rest of Canada and the United States we expect sales to increase over the coming year.

During the three months ended September 30, 2002, our total payroll increased from $7,567 in the three months ended September 30, 2001 to $12,638 in the three months ended September 30, 2002. This increase in mainly due to the labor intensity of preparing custom formulation and the resulting necessity for additional staff. In the future, as we implement our growth plans, we anticipate to hire two new employees to take on sales, marketing and accounting functions which will result in decreased consulting expenses.

Office and General expenses increased from $8,027 in the three months ended September 30, 2001 to $13,526 in 2002. The higher expenses in 2002 include added costs associated with administering a public company, including legal and accounting fees.

We anticipate to incur sales and marketing costs, including hiring a sales person, broker fees and tradeshow attendance fees as we implement our business growth strategies.


Liquidity and Capital Resources for the Three Months ended September 2002 vs. 2001 - Natural Program Inc.

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

In the three months ended September 30, 2002, our current assets to liabilities ratio decreased from 1.29 to 0.33. Current assets increased from $6,778 to $17,013. This was primarily due to increased inventory levels to support sales. Noncurrent assets decreased by $1,120 net of depreciation during the three months ended September 30, 2002.

Total liabilities increased from $49,290 in the three months ended September 30, 2001 to $81,646 in 2002. This includes $51,643 in current liabilities and $10,604 in long-term debt. Long-term debt associated with the lease of the company vehicle decreased from $8,178 to $6,283. In addition, we received a loan from our parent company of $19,408.



PART 2      OTHER INFORMATION

Item 1.   Legal Proceedings.      None.

Item 2.   Changes in Securities.  None

Item 3.   Defaults Upon Senior Securities.  None.

Item 4.   Submission  of  Matters  to  a  Vote  of  Security
          Holders.  None.

Item 5.   Other Information.  None

Item 6.   Exhibits and Reports on Form 8-K.

     (a)  Exhibits:

2.1 (1)     --         Hagensborg Foods Ltd. Acquisition Agreement
2.2 (1)     --         Natural Program Inc. Acquisition Agreement
3.1 (2)     --         Articles of Incorporation
3.2 (1)     --         Bylaws
3.3 (1)     --         Articles of Amendment
11          --         Statement RE: Computation of Per Share Earnings

1. Incorporated by reference from Form 10-kSB Annual Report filed on or about October 15, 2002

2. Incorporated by reference from Form 10-SB registration statement SEC File # filed on or about June 29, 2000

         (b)      Reports on Form 8-K:      None



--------------------------------------------------------------------------------
                                   SIGNATURES
--------------------------------------------------------------------------------



         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                                GARUDA CAPITAL CORP.
                                                     [Registrant]


                                                    /s/ C. Robin Relph
                                          -----------------------------
Date November 19, 2002                        C. Robin Relph, President


                                                    /s/ John E. Curry
                                          -----------------------------
Date November 19, 2002                        John E. Curry, C.A.,  CFO

        Certification of Principal Executive Officer Regarding Facts and
                 Circumstances Relating to Exchange Act Filings


I, C. Robin Relph, certify that:

     1. I have  read this  quarterly  report  on Form  10-QSB of Garuda  Capital
Corp.;

     2. To my knowledge, the information in this report is true in all important respects as of September 30, 2002; and

     3. This report contains all information about the company of which I am aware that I believe is important to a reasonable investor, in light of the subjects required to be addressed in this report, as of September 30, 2002.

     4. I:

          (a) am responsible for establishing and maintaining internal disclosure controls and procedures;
          (b) have designed such internal disclosure controls and procedures to ensure that material information relating to the company is made known to me by others within the company, particularly during the period in which the periodic reports are being prepared;
          (c) have evaluated the effectiveness of the issuer's internal disclosure controls and procedures as of a date within 90 days prior to the report; and
          (d) have presented in the report my conclusions about the effectiveness of their internal disclosure controls and procedures based on my evaluation as of that date;

     5. I have disclosed to the company's auditors and the audit committee of the board of directors (or persons fulfilling the equivalent function):

          (a) all significant deficiencies in the design or operation of internal disclosure controls and procedures which could adversely affect the company's ability to record, process, summarize, and report financial data and have identified for the company's auditors any material weaknesses in internal controls; and
          (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the company's internal controls; and

     6. I have indicated in the report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

     7. Based on my knowledge, the report does not contain any untrue statement of a material fact or omit to state a material fact necessary in order to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by the report.

     8. Based on my knowledge, the financial statements, and other financial information included in the report, fairly present in all material respects the financial condition, results of operations and cash flows of the company as of, and for, the period presented in the report.

     For purposes of this certification, information is "important to a reasonable investor" if:


          (a) There is a substantial likelihood that a reasonable investor would view the information as significantly altering the total mix of information in the report; and

          (b) The report would be misleading to a reasonable investor if the information is omitted from the report.


BY:   /s/ C. Robin Relph                     Subscribed and sworn to
      -----------------------------------    before me this 19th day of
      C. Robin Relph, President and C.E.O.   November, 2002
      (Principal Executive Officer)

DATE: November 19, 2002
      ------------------                     /s/  G. Arnold Armstrong
                                             -------------------------
                                             Notary Public

                                             My Commission Expires:
                                             At the pleasure of the queen
                                             of England.

        Certification of Principal Financial Officer Regarding Facts and
                 Circumstances Relating to Exchange Act Filings


I, John E. Curry, certify that:

     1. I have  read this  quarterly  report  on Form  10-QSB of Garuda  Capital
Corp.;

     2. To my knowledge, the information in this report is true in all important respects as of September 30, 2002; and

     3. This report contains all information about the company of which I am aware that I believe is important to a reasonable investor, in light of the subjects required to be addressed in this report, as of September 30, 2002.

     4. I:
          (a) am responsible for establishing and maintaining internal disclosure controls and procedures;
          (b) have designed such internal disclosure controls and procedures to ensure that material information relating to the company is made known to me by others within the company, particularly during the period in which the periodic reports are being prepared;
          (c) have evaluated the effectiveness of the issuer's internal disclosure controls and procedures as of a date within 90 days prior to the report; and
          (d) have presented in the report my conclusions about the effectiveness of their internal controls based on my evaluation as of that date;

         5. I have disclosed to the company's auditors and the audit committee of the board of directors (or persons fulfilling the equivalent function):

          (a) all significant deficiencies in the design or operation of internal disclosure controls and procedures which could adversely affect the company's ability to record, process, summarize, and report financial data and have identified for the company's auditors any material weaknesses in internal controls; and
          (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the company's internal controls; and

     6. I have indicated in the report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

     7. Based on my knowledge, the report does not contain any untrue statement of a material fact or omit to state a material fact necessary in order to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by the report.

     8. Based on my knowledge, the financial statements, and other financial information included in the report, fairly present in all material respects the financial condition, results of operations and cash flows of the company as of, and for, the period presented in the report.



     For purposes of this certification, information is "important to a reasonable investor" if:


          (a) There is a substantial likelihood that a reasonable investor would view the information as significantly altering the total mix of information in the report; and

          (b) The report would be misleading to a reasonable investor if the information is omitted from the report.


BY:   /s/ John E. Curry                      Subscribed and sworn to
      -----------------------------------    before me this 19th day of
      John E. Curry, CFO                       November, 2002
      (Principal Financial Officer)

DATE: November 19, 2002
      ------------------                     /s/  G. Arnold Armstrong
                                             -------------------------
                                             Notary Public

                                             My Commission Expires:
                                             At the pleasure of the queen
                                             of England.