Form 10KSB/A
period 2002-06-30
GARUDA CAPITAL CORP
filed 2003-01-21
CIK 1116539

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



                                  Form 10-KSB/A


[X]     ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
                            ----------    -----
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

          502 - 1978 Vine Street, Vancouver, BC V6K 4S1, Canada V6K 4S1
          ------------------------------------------------------------
               (Address of principal executive offices) (Zip Code)

Issuer's telephone number (604) 233-6453

Securities registered under Section 12(b) of the Exchange Act: none Securities registered under Section 12(g) of the Exchange Act:

                                     COMMON
                                     ------
                                (Title of class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No


Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]


State issuer's revenues for its most recent fiscal year. $340,937.
                                                         ---------


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

Explanatory note on amendment

The Registrant has filed this Amendment in order to correct certain omissions from its 10KSB filing on October 15, 2002. These omissions are:

     1. The audit report for its financial statements for the fiscal year ended June 30, 2001;

     2.   The April 19, 2002 Hagensborg Food Corporation Acquisition Agreement.

The Amendment has revised  the following sections:

         Part F/S   Item 7.  Financial Statements.
         Part III,  Item 13. Exhibits and Reports on Form 8-K.
                                                     --------
It is the Registrant's intention to file audited historical and proforma financial statements for Hagensborg Food Corp., as soon as an audit can be completed.

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

Salt Lake City, Utah
October 4, 2001                                   s/Andersen Andersen and Strong

Part III, Item 13. Exhibits and Reports on Form 8-K.

     (a)  Exhibits

2.1(1)   --       Hagensborg Foods Ltd. Acquisition Agreement

2.2(1)   --       Natural Program Inc. Acquisition Agreement

2.3      --       Hagensborg Food Corporation Acquisition Agreement

3.1 (2)  --       Articles of Incorporation

3.2(1)   --       Bylaws

3.3(1)   --       Articles of Amendment

11(1)    --       Statement RE: Computation of Per Share Earnings

21(1)    --       Subsidiaries of the Registrant

     1. Incorporated by reference from Annual Report on Form 10KSB filed on or about October 15, 2002

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

                                               By: / s / C. Robin Relph
                                                 -------------------------
                                                 C. Robin Relph, President


                                                Date: January 17, 2003
                                                      ----------------




In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                                               By: / s / C. Robin Relph
                                                 ----------------------
                                        C. Robin Relph, President and Director


                                                Date: January 17, 2003
                                                      ----------------


                                            By: / s / G. Arnold Armstrong
                                              ---------------------------
                                            G. ARNOLD ARMSTRONG, Director


                                                Date: January 17, 2003
                                                      ----------------

                                                By : / s / Jurgen Wolf
                                              ---------------------------
                                                Jurgen Wolf, Director

                                                Date: January 17, 2003
                                                      ----------------