Form 10QSB
period 2002-12-31
GARUDA CAPITAL CORP
filed 2003-02-14
CIK 1116539

United States
                       Securities and Exchange Commission

                              Washington, DC 20549
(Mark One)

                                   FORM 10-QSB

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended  December 31, 2002
                                -----------------
                                       or

|_| TRANSITION  REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

For the transition period from                      to
                                -------------------      -------------------

Commission file number          0 - 30927

                              Garuda Capital Corp.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                Nevada                                          980209053
--------------------------------------------             ----------------------
State or other jurisdiction of incorporation                (I.R.S. Employer
            or organization                                Identification No.)

502-1978 Vine Street, Vancouver, BC                              V6K 4S1
--------------------------------------------------------------------------------
(Address of principal executive offices)                       (Zip Code)

                                  604-837-0260
-------------------------------------------------------------------------------
               Registrant's telephone number, including area code:

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

Common Stock, $0.001 par value, 6,169,575 shares as February 14, 2003.

                         PART I - FINANCIAL INFORMATION
                       _________________________________

                          ITEM 1. FINANCIAL STATEMENTS

                       _________________________________



The accompanying financial statements of Garuda Capital Corp. at December 31, 2002 and December 31, 2001 have been prepared by the Company's management and they do not include all information and notes to the financial statements necessary for a complete presentation of the financial position, results of operations, and cash flows in conformity with accounting principles generally accepted in the United States of America. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature.

Operating results for the quarter ended December 31, 2002, are not necessarily indicative of the results that can be expected for the year ending June 30, 2003.

                           CONSOLIDATED FINANCIAL STATEMENTS


                           GARUDA CAPITAL CORP.
                           (FORMERLY VANSTAR FILMS, INC.)

                           VANCOUVER, BRITISH COLUMBIA, CANADA

                           December 31, 2002 AND 2001













                  1. CONSOLIDATED BALANCE SHEETS

                  2. CONSOLIDATED STATEMENTS OF OPERATIONS

                  3. CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

                  4. CONSOLIDATED STATEMENTS OF CASH FLOWS

                  5. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



                                                                                           1

Garuda Capital Corp.

CONSOLIDATED BALANCE SHEETS
UNAUDITED

December 31, 2002 and June 30, 2002                                              (US Dollars)

                                                               December 31,      June 30,
                                                                  2002             2002
--------------------------------------------------------------------------------------------
ASSETS

Current
    Cash                                                    $       11,974    $         --
    Subscriptions receivable                                          --             100,000
    Accounts receivable                                            298,666           210,834
    Available-for-sale securities                                  245,589           204,186
    Inventory, net                                                 325,182           365,989
    Prepaid expenses                                                20,823            20,523
--------------------------------------------------------------------------------------------
    Current assets                                                 902,234           901,532

Property and equipment, net                                        396,835           401,826
Goodwill                                                           661,524           661,524
--------------------------------------------------------------------------------------------
                                                            $    1,960,593    $    1,964,882
============================================================================================

LIABILITIES
Current
    Bank indebtedness                                       $      228,193    $       10,624
    Bank loan                                                      186,400              --
    Accounts payable and accrued expenses                          394,000           363,563
    Accounts payable - related parties                              19,293              --
    Unearned revenue                                                17,649            35,297
    Current portion of long term debt                                3,113             3,951
--------------------------------------------------------------------------------------------

    Current liabilities                                            848,648           413,435

Long term debt                                                      11,427             6,166
Amounts due to shareholders                                           --             432,504
--------------------------------------------------------------------------------------------

                                                                   860,075           852,105
SHAREHOLDERS' EQUITY
Preferred stock, $0.001 par value; authorized 10,000,000;
     Issued: None                                                     --                --
Common stock, $0.001 par value; authorized 50,000,000;
     Issued: 6,049,575;                                              6,050             6,050
Capital in excess of par value                                   2,359,801         2,359,801
Translation adjustment                                               5,866             3,340
Deficit                                                         (1,271,199)       (1,256,414)
--------------------------------------------------------------------------------------------

                                                                 1,100,518         1,112,777
--------------------------------------------------------------------------------------------
                                                            $    1,960,593    $    1,964,882
============================================================================================


The accompanying notes are an integral part of these statements.

                                                                                          4



Garuda Capital Corp.

CONSOLIDATED STATEMENTS OF OPERATIONS
UNAUDITED

Three Months ended December 31, 2002 and 2001
Six Months ended December 31, 2002 and 2001                                                               (US Dollars)


                                                       Three Months ended                      Six Months ended
                                                           December 31,                          December 31,
                                                     2002                2001              2002                2001
----------------------------------------------------------------------------------------------------------------------
REVENUE
Sales                                          $      846,835      $           -       $ 1,544,540       $          -
Cost of goods sold                                    546,928                  -         1,005,392

----------------------------------------------------------------------------------------------------------------------
                                                      299,907                  -           539,148
EXPENSES
General and administrative                            302,595              7,723           548,034             10,232
Depreciation                                           13,538                               24,661
Advertising and promotion                                   -                                3,354
Equipment, Premises Leases                             31,193                               31,193
----------------------------------------------------------------------------------------------------------------------

                                                      347,326              7,723           607,242             10,232
Loss before other items                               (47,419)            (7,723)          (68,094)           (10,232)
Gain/loss on sale of marketable securities             17,138                              13,863
----------------------------------------------------------------------------------------------------------------------

NET LOSS                                              (30,281)            (7,723)          (54,231)           (10,232)

COMPREHENSIVE INCOME (LOSS)
Unrealized loss/gain on marketable                    114,484                               37,198
securities
Gain from foreign currency translation                  2,248              2,850             2,248              4,942
----------------------------------------------------------------------------------------------------------------------

NET COMPREHENSIVE INCOME (LOSS)                   $     86,451      $     (4,873)       $  (14,785)       $    (5,290)
=====================================================================================================================

NET INCOME (LOSS) PER COMMON SHARE - BASIC AND          0.015                  0                 0                  0
FULLY DILUTED
----------------------------------------------------------------------------------------------------------------------

WEIGHTED AVERAGE NUMBER OF COMMON SHARES            6,049,575          4,951,500         6,049,575          4,951,500
OUTSTANDING
----------------------------------------------------------------------------------------------------------------------





The accompanying notes are an integral part of these statements.


                                                                                                                    5



Garuda Capital Corp.

CONSOLIDATED STATEMENTS OF CASH FLOWS
UNAUDITED

Six Months ended December 31, 2002 and 2001                                 (US Dollars)



                                                                    2002          2001
----------------------------------------------------------------------------------------
OPERATIONS
Net loss                                                         $ (14,785)   $  (5,290)
Items not involving cash:
    Depreciation                                                    24,661         --
    Gain/Loss on foreign currency translations                       2,526         --
    Gain/Loss on sale of marketable securities                     (13,863)        --
    Unrealized gain/loss on marketable securities                  (37,198)        --
Changes in operating assets and liabilities:
    Increase/Decrease in accounts receivable                       (87,832)        --
    Increase/Decrease in prepaid expenses                             (300)        --
    Increase/Decrease in accounts payable and accrued expenses      30,437       29,369
    Increase/Decrease in inventory                                  40,807         --
    Increase/Decrease in unearned revenue                          (17,648)     (24,418)
    Increase/Decrease in accounts payable - related party           19,293
----------------------------------------------------------------------------------------
          Net cash provided by used by operating activities        (53,902)        (339)

FINANCING
Increase in bank indebtedness                                      217,569         --
Decrease in subscription receivable                                100,000         --
Draws on bank loan                                                 186,400         --
Draw on long term debt                                               4,423         --
Cash paid to shareholders                                         (432,504)        --
----------------------------------------------------------------------------------------
          Net cash provided by financing activities                 75,888            0

INVESTING
Sale of marketable securities                                      226,151         --
Purchase of marketable securities                                 (216,493)        --
Cash paid for purchase of property and equipment                   (19,670)        --
----------------------------------------------------------------------------------------
          Net cash used by investing activities                    (10,012)           0

Net increase (decrease) in cash                                     11,974         (339)

Cash, beginning of period                                             --            520
----------------------------------------------------------------------------------------
CASH, end of period                                              $  11,974    $     181
========================================================================================




The accompanying notes are an integral part of these statements.
                                                                                     6

Garuda Capital Corp.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Three Months ended December 31, 2002 and 2001                       (US Dollars)


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

For the period ended December 30, 2002, the Company incurred a net loss of $30,281. The Company's ability to continue its operations and to realize assets at their carrying values is dependent upon the continued support of its shareholders, obtaining additional financing and generating revenues sufficient to cover its operating costs. Management's plans in regard to these matters are to raise additional equity funds as needed to meet any operating needs.

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

Garuda Ventures Canada Inc. and Garuda Gold Corp. are companies holding idle working capital as investments in marketable securities. Hagensborg Foods Ltd. processes and sells specialty food products to wholesale and retail customers in North America. Hagensborg Seafoods Ltd. processes and sells high-quality seafood products throughout North America. Natural Program Inc. sells natural herbal products to wholesale and retail customers in North America. Natural Program Ltd. provides natural herbal medication to wholesale and retail customers in North America.

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

Available-for-sale securities - The Company has invested in various securities classified as available-for-sale at December 30, 2002. These securities are carried at market value on the balance sheet, with the change in fair value reported as a component of other comprehensive income.

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


Three Months ended December 31, 2002 and 2001                       (US Dollars)


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


Three Months ended December 31, 2002 and 2001                       (US Dollars)

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


4.  CAPITAL LEASE OBLIGATIONS
--------------------------------------------------------------------------------
Future minimum payments and the obligations due under capital leases are as follows as of June 30, 2002:
--------------------------------------------------------------------------------

                                                  2002           2001

-------------------------------------------------------------------------------
    2003                                   $    5,164              -
    2004                                        5,164              -
    2005                                        2,128              -
--------------------------------------------------------------------------------
                                               12,456              -
Less amount representing interest              (2,339)             -
--------------------------------------------------------------------------------
                                               10,117              -
Less current portion                           (3,951)             -
--------------------------------------------------------------------------------
                                           $    6,166              -
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


Three Months ended December 31, 2002 and 2001                       (US Dollars)



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
================================================================================



7. OFF-BALANCE SHEET RISKS
--------------------------------------------------------------------------------

The Company has purchased securities as investments and may incur losses if the market value of these securities decline subsequent to December 30, 2002.

During the three Months ended December 30, 2002, the Company had sales to two customers representing 25% and 12% of the Company's total revenue.

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

We have incorporated two further subsidiaries, Garuda Ventures Canada Inc. and Garuda Gold Corporation. Both companies are incorporated under the laws of British Columbia, Canada. Both companies hold idle working capital to be invested in marketable securities. The companies have no other assets.


Results of Operations Three Months ended December 2002 vs. 2001 - Garuda Capital Corp. on Consolidated Basis

During the second quarter of fiscal 2003, we realized total revenues of $846,835 and the net loss for the quarter ended December 31, 2002 was $30,281.


Liquidity and Capital Resources Three Months ended December 2002 vs. 2001 - Garuda Capital Corp. on Consolidated Basis

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


Results of Operations for the Three Months ended December 2002 vs. 2001 - Hagensborg Foods Ltd.

Revenues of $815,175 in the three months ended December 31, 2002 were 56.7% higher than the $520,111 in revenues reported for the three months period ended December 31, 2001. The increase was due to the additional revenue gained from the recently acquired Seafood Pates product line.

Gross profit for the three months ended December 31, 2002 was $276,853 versus $171,946 in 2001. Gross profit percentage of 34% in 2002 was higher versus 33% in 2001. The increase in gross profit percentage was largely due to higher margins associated with the Seafood pate product line.

Net income for the three months ended December 31, 2002 was $19,067 versus $24,835 for the same period in 2001, representing a 23% decrease in net income. The decrease in net income was primarily due to the additional sales and marketing expenses associated with new product development.

Our sales and marketing costs consist primarily of personnel costs, advertising, promotions, and tradeshows. Total costs were $257,786 and $147,111 for three months ended December 31, 2002 and 2001 respectively. The increase of $110,675 is largely due to additional marketing costs of the new Seafood pate line and product development costs. We anticipate that sales and marketing costs will continue to grow over the foreseeable future as we implement our business growth strategies.

Our general and administrative costs consist primarily of personnel costs, professional and legal costs, consulting fees, and general office costs. Our general and administrative costs were $59,635 and $53,579 for the three months ended December 31, 2002 and 2001, respectively. The increase in general and administrative costs between the two periods is largely the result of an increase in interest and bank charges. General and administrative costs as a percentage of revenue increased between the two periods as a result of increases in expenses over the same periods. We anticipate that general and administrative costs will remain stable over the foreseeable future.

Our premise and equipment leases were $31,193 and $32,995 for the three months ended December 31, 2002 and 2001, respectively. Our lease expires March 31, 2003 and the premise owner has offered to reduce the lease space to match our needs.


Liquidity and Capital Resources for the Three Months ended December 2002 vs. 2001 - Hagensborg Foods Ltd.

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

During the three months ended December 31, 2002, our current assets to current liabilities ratio increased from 0.74 to 1.12. Current assets increased $23,373 from $484,280 to $608,899. This was primarily due to increased accounts receivable levels during our busiest quarter of the year.

Noncurrent assets increased by $45,178 net of depreciation during the three months ended December 31, 2002 mainly due to the newly acquired production equipment associated with our Seafood business.

Cash flows provided from operations were $8,602 during the three months ended December 31, 2002; cash flows used in financing activities included the partial repayment of a $200,000 bank loan in the amount of $13,600.



Results of Operations for the Three Months ended December 2002 vs. 2001- Natural Program Inc.

Natural Program Inc. is a start-up operation. Its revenue for the three months ended December 31, 2002 was $22,924 and its gross profit was $14,237. Net loss for the three months ended December 31, 2002 was $11,696.

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

During the three months ended December 31, 2002, our total payroll increased from $5,429 in the three months ended December 31, 2001 to $7,156 in the three months ended December 31, 2002. This increase in mainly due to the labor intensity of preparing custom formulation and the resulting necessity for additional staff. In the future, as we implement our growth plans, we anticipate to hire two new employees to take on sales, marketing and accounting functions which will result in decreased consulting expenses.

Office and General expenses increased from $12,813 in the three months ended December 31, 2001 to $18,777 in 2002. The higher expenses in 2002 include added costs associated with administering a public company, including legal and accounting fees.

We anticipate to incur sales and marketing costs, including hiring a sales person, broker fees and tradeshow attendance fees as we implement our business growth strategies.

Liquidity and Capital Resources for the Three Months ended December 2002 vs. 2001 - Natural Program Inc.

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

In the three months ended December 31, 2002, our current assets to liabilities ratio decreased from 1.29 to 0.27. Current assets increased from $14,250 to $21,826 was primarily due to increased inventory levels to support sales. Noncurrent assets increased from $35,767 to $43,692 net of depreciation during the three months ended December 31, 2002.

Total liabilities increased from $24,236 in the three months ended December 31, 2001 to $90,681 in 2002. This includes $80,447 in current liabilities and $10,233 in long-term debt. Current liabilities include and inter-company loan from our parent company of $32,862.



Item 3. Controls and procedures

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company's Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to the Company's management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure based closely on the definition of "disclosure controls and procedures" in Rule 13a-14(c). In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Within 90 days prior to the date of this report, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and the Company's Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on the foregoing, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective.

There have been no significant changes in the Company's internal controls or in other factors that could significantly affect the internal controls subsequent to the date the Company completed its evaluation.

PART II     OTHER INFORMATION

Item 1.   Legal Proceedings.      None.


Item 2.   Change in Securities for the recent issuance of shares

In January 2003, we issued the following common shares:

40,000 shares to John Curry, a former director in consideration of and as payment of the Corporation's debt to Mr. Curry in the amount of $12,000.

25,000 shares to Birgit Troy, our Secretary as a bonus for recruiting Joyce Groote.

25,000 shares to BCG Inc., a company controlled by Joyce Groote, as a signing bonus for the services of Joyce Groote and 30,000 shares to BCG Inc., as consideration for the future services of Joyce Groote. The shares shall vest with BCG Inc., in twelve month instalments of 2,500 shares beginning January 2003.

With respect to the sales made, we relied on Section 4(2) of the Securities Act of 1933, as amended. No advertising or general solicitation was employed in offering the securities. The securities were offered solely to accredited or sophisticated investors who were provided all of the current public information available on Garuda Capital Corp.


Item 3.   Defaults Upon Senior Securities.  None.

Item 4.   Submission  of  Matters  to  a  Vote  of  Security Holders.  None.

Item 5.   Other Information.

John Curry, a member of the Board of Directors and Garuda's CFO has resigned his positions and Juergen Wolf has been appointed an independent director, effective October 10, 2002. Mr. Wolf brings his entrepreneurial spirit as well as extensive manufacturing expertise to Garuda Capital. He has enjoyed a successful career as both an owner and operator of several businesses in construction and manufacturing. As a key member of Hagensborg Foods Ltd.'s Board of Directors he played a critical role in planning and executing the acquisition of Hagensborg by Garuda Capital. Mr. Wolf is currently a Director of several public companies including US Oil and Gas (TSX: USR), Tasty Fries Inc. (OTC BB: TFRY) and Shoreham Resources (TSX: SMH).

Pascal Roy, President and director of our subsidiary Natural Program has resigned his positions effective September 30, 2002. To replace him, Joyce Groote was appointed as the new President and CEO of Natural Program effective January 3, 2003. Mrs. Groote's first priority will be to develop an aggressive business strategy with the initial focus on increasing sales. She comes with the necessary science and business background to develop and implement this strategy.

Mrs. Groote holds an MSc degree in Genetics from the University of Alberta and MBA from the University of Ottawa. Throughout her career she has been involved with many sectors ranging from biotechnology to functional foods and nutraceuticals. She has in depth knowledge and experience with the regulatory system as well as the business community and has developed a strong national/international network with companies involved in life sciences.


Item 6.   Exhibits and Reports on Form 8-K.

     (a)  Exhibits:

2.1 (1)     --         Hagensborg Foods Ltd. Acquisition Agreement
2.2 (1)     --         Natural Program Inc. Acquisition Agreement
3.1 (2)     --         Articles of Incorporation
3.2 (1)     --         Bylaws
3.3 (1)     --         Articles of Amendment
11          --         Statement RE: Computation of Per Share Earnings
99.1        --         Section 906 Certification



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



                                GARUDA CAPITAL CORP.
                                    [Registrant]


                                /s/ C. Robin Relph
                                -----------------------------
Date February 14, 2003          C. Robin Relph, CEO/CFO




Certification of Principal Executive Officer and Principal Financial Officer Regarding Facts and Circumstances Relating to Exchange Act Filings

I, C. Robin Relph, certify that:

1.   I have read this quarterly report on Form 10-QSB of Garuda Capital Corp.;

2. Based on my knowledge, the report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by the report.

3. Based on my knowledge, the financial statements, and other financial information included in the report, fairly present in all material respects the financial condition, results of operations and cash flows of the issuer as of, and for, the periods presented in the report;

4.   I am the only certifying officer and I:

     (a) am responsible for establishing and maintaining internal disclosure controls and procedures for the company;
     (b) have designed such disclosure controls and procedures to ensure that material information relating to the company is made known to me by others within the company, particularly during the period in which the periodic reports are being prepared;
     (c) have evaluated the effectiveness of the issuer's disclosure controls and procedures as of a date within 90 days prior to the report; and
     (d) have presented in the report my conclusions about the effectiveness of their disclosure controls and procedures based on my evaluation as of that date;

5. I have disclosed, based on our most recent evaluation to the company's auditors and the audit committee of the board of directors (or persons fulfilling the equivalent function):

     (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the company's ability to record, process, summarize, and report financial data and have identified for the company's auditors any material weaknesses in internal controls; and
     (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the company's internal controls; and

6. I have indicated in the report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

BY:  /s/ C. Robin Relph
     ------------------------
     President and CEO
     (Principal Executive Officer and
     Principal Financial Officer)

DATE:  February 14, 2003                  Subscribed and sworn to before me this
                                          14th day of February 2003

                                          /s/ G. Arnold Armstrong
                                          -----------------------
                                          Notary Public

                                          My Commission Expires: At the pleasure
                                          of the queen of England.

Exhibit 99.1



                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002



In connection with the Quarterly Report of Garuda Capital Corp. (the "Company") on Form 10-QSB for the six month period ending December 31, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, C. Robin Relph, Chief Executive Officer and Chief Financial Officer, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

         (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

         (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.



February  12, 2003               /s/ C. Robin Relph
-------------------              --------------------------------------------
                                  C. Robin Relph
                                  Chief Executive Officer
                                  Chief Financial Officer