Form 10KSB/A
period 2002-06-30
GARUDA CAPITAL CORP
filed 2003-04-08
CIK 1116539

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

Explanatory note on amendment

The Registrant has filed this Amendment in order to correct certain an omission from its 10KSB filing on October 15, 2002. This omission was:

1. Pro forma statement of operations showing the effect of the acquisition of Hagensborg Foods Ltd., as fiscal year end June 30, 2001 and for the nine months ending March 31, 2002.

The Amendment has revised the following sections:

Part F/S Item 7. Financial Statements. The Registrant has added a pro forma statement of operations showing the effect of the acquisition of Hagensborg Foods Ltd., as fiscal year end June 30, 2001 and for the nine months ending March 31, 2002.


It is the Registrant's intention to file audited historical financial statements for Hagensborg Food Corp., as soon as an audit can be completed.


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


Denver, Colorado                                     /s/ Spicer, Jeffries & Co.
September 27, 2002




                                                                                                         2
Garuda Capital Corp.

CONSOLIDATED BALANCE SHEETS


June 30, 2002 and 2001                                                                        (US Dollars)


                                                                                    2002           2001
----------------------------------------------------------------------------------------------------------
ASSETS

Current
    Cash                                                                       $      --      $       520
    Subscriptions receivable [Note 10]                                             100,000
    Accounts receivable                                                            210,834           --
    Available-for-sale securities                                                  204,186           --
    Inventory, net  [Note 3]                                                       365,989           --
    Prepaid expenses                                                                20,523           --
- ----------------------------------------------------------------------------------------------------------
    Current assets                                                                 901,532            520
Property and equipment, net  [Note 4]                                              401,826           --
Goodwill (Note 5)                                                                  661,524           --
- ----------------------------------------------------------------------------------------------------------
                                                                               $ 1,964,882    $       520
==========================================================================================================

LIABILITIES
Current
    Bank indebtedness [Note 7]                                                 $    10,624    $      --
    Accounts payable and accrued expenses                                          363,563         70,750
    Unearned revenue                                                                35,297           --
    Current portion of long term debt [Note 8]                                       3,951           --
- ----------------------------------------------------------------------------------------------------------
    Current liabilities                                                            413,435         70,750
Long term debt [Note 8]                                                              6,166           --
Amounts due to shareholders [Note 9]                                               432,504           --
- ----------------------------------------------------------------------------------------------------------
                                                                                   852,105         70,750
SHAREHOLDERS' EQUITY (DEFICIENCY)
Preferred stock, $0.001 par value; authorized 10,000,000 (2001: 10,000,000);
     Issued: None                                                                     --             --
Common stock, $0.001 par value; authorized 50,000,000 (2001: 50,000,000);
     Issued: 6,049,575 (2001: 4,951,500)                                             6,050          4,952
Capital in excess of par value                                                   2,359,801        155,799
Translation adjustment                                                               3,340           (344)
Deficit                                                                         (1,256,414)      (230,637)
- ----------------------------------------------------------------------------------------------------------
                                                                                 1,112,777        (70,230)
- ----------------------------------------------------------------------------------------------------------
                                                                               $ 1,964,882    $       520
==========================================================================================================







The accompanying notes are an integral part of these statements.

                                                                               3
Garuda Capital Corp.

CONSOLIDATED STATEMENTS OF OPERATIONS


Years ended June 30, 2002 and 2001                                  (US Dollars)




                                                            2002         2001
- ------------------------------------------------------------------------------
REVENUE

Sales                                                    $ 340,937    $    --

Cost of goods sold                                         343,711         --
- ------------------------------------------------------------------------------
                                                            (2,774)        --

EXPENSES

General and administrative                                 237,995       64,333
Depreciation                                                15,908         --
Advertising and promotion                                    6,457         --
- ------------------------------------------------------------------------------
                                                           260,360       64,333
- ------------------------------------------------------------------------------
Loss before other items                                   (263,134)     (64,333)

Gain on sale of marketable securities                        8,724         --
Loss on sale of equipment                                   (4,046)        --
- ------------------------------------------------------------------------------
NET LOSS                                                  (258,456)     (64,333)

COMPREHENSIVE LOSS

Gain from foreign currency translation                       3,684        1,621
- ------------------------------------------------------------------------------
NET COMPREHENSIVE LOSS                                   $(254,772)   $ (62,712)
================================================================================

NET LOSS PER COMMON SHARE - BASIC AND FULLY DILUTED      $   (0.52)   $   (0.25)
- ------------------------------------------------------------------------------

WEIGHTED AVERAGE NUMBER OF COMMON SHARES                   489,595      247,525
- ------------------------------------------------------------------------------











The accompanying notes are an integral part of these statements.




                                                                                                     4
Garuda Capital Corp.

CONSOLIDATED STATEMENTS OF
CHANGES IN STOCKHOLDERS' EQUITY


Years ended June 30, 2002 and 2001                                                        (US Dollars)




- -------------------------------------------------------------------------------------------------------
                                         Common Stock          Capital in   Accumulated
                                                               Excess of    Deficit and
                                     Shares       Amount       Par Value        Other         Total
- -------------------------------------------------------------------------------------------------------
Balances, June 30, 2000              247,575   $       248   $   160,503   $  (166,304)   $    (5,553)

Translation adjustment                  --            --            --            (344)          (344)
Net loss                                --            --            --         (64,333)       (64,333)
- -------------------------------------------------------------------------------------------------------
                                                                                             (504,486)

Balances, June 30, 2001              247,575           248       160,503      (230,981)       (70,230)

Common stock issued for cash,
  net of offering costs of $46,400 5,302,000         5,302     2,199,298          --        2,204,600
Common stock issued for
   acquisition of Natural
   Program Inc.                      500,000           500          --            --              500
Translation adjustment                  --            --            --           3,684          3,684
Net loss                                --            --            --        (258,456)      (258,456)
Distributions (Note 6)                  --            --            --        (767,321)      (767,321)
- -------------------------------------------------------------------------------------------------------
Balances, June 30, 2002            6,049,575   $     6,050   $2,359,301$   (1,253,074)$     1,112,777
=======================================================================================================














The accompanying notes are an integral part of these statements.

                                                                                                5
Garuda Capital Corp.

CONSOLIDATED STATEMENTS OF CASH FLOWS


Years ended June 30, 2002 and 2001                                                    (US Dollars)




                                                                           2002            2001
- --------------------------------------------------------------------------------------------------
OPERATIONS
Net loss                                                               $  (258,456)   $   (64,333)
Items not involving cash:
    Depreciation                                                            15,908           --
    Foreign currency translations                                            3,684          1,621
    Loss on sale of equipment                                                4,046           --
    Gain on sale of marketable securities                                   (8,724)          --
Changes in operating assets and liabilities:
    Decrease in accounts receivable                                           (775)          --
    Decrease in prepaid expenses                                            (6,477)          --
    Increase in accounts payable and accrued expenses                      125,305         62,223
    Increase in marketable securities                                     (195,462)          --
    Increase in inventory                                                 (116,812)          --
    Increase in unearned revenue                                            35,297           --
- --------------------------------------------------------------------------------------------------
          Net cash used in operating activities                           (402,466)          (489)

FINANCING
Proceeds from issuance of common shares                                  2,104,600           --
Distributions                                                             (767,321)          --
Repayment of long term debt                                                   (757)          --
Decrease in amounts due to shareholders                                    (65,429)          --
- --------------------------------------------------------------------------------------------------
          Net cash provided by financing activities                      1,271,093           --

INVESTING
Acquisition of property and equipment                                     (121,320)          --
Bank indebtedness acquired from acquisition of Hagensborg Foods Ltd.       (52,038)          --
Bank indebtedness acquired from acquisition of Natural Program Inc.         (6,413)          --
Acquisition of Hagensborg Foods Ltd.                                      (700,000)          --
- --------------------------------------------------------------------------------------------------
          Net cash used in investing activities                           (879,771)          --
- --------------------------------------------------------------------------------------------------
Net decrease in cash                                                       (11,144)          (489)

Cash, beginning of year                                                        520          1,009
- --------------------------------------------------------------------------------------------------
CASH (BANK INDEBTEDNESS), end of year                                  $   (10,624)   $       520
==================================================================================================

Supplemental disclosure of non-cash financing activities:
      Purchase of stock via subscription receivable                    $   100,000    $      --
                                                                       ===========    ===========

Supplemental disclosure of non-cash investing activities:
      Common stock issued for purchase of subsidiary                   $       500    $      --
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS continued


Years ended June 30, 2002 and 2001                                  (US Dollars)


2.  SIGNIFICANT ACCOUNTING POLICIES (continued)
- ------------------------------------------------------------------------------

Revenue recognition - Revenue from the sale of products to customers is recognized at the time goods are shipped.

Property and equipment - Property and equipment is recorded at cost less accumulated depreciation. Depreciation is provided for over the estimated useful lives of the assets on the following basis and annual rates:

Asset                                       Basis                       Rate
- ------------------------------------------------------------------------------
Manufacturing equipment                     Straight-line            15 years
Manufacturing tools                         Straight-line            15 years
Furniture and fixtures                      Straight-line            15 years
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

Garuda Capital Corp.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS continued


Years ended June 30, 2002 and 2001                                  (US Dollars)




7.  BANK INDEBTEDNESS
- ------------------------------------------------------------------------------

The Company has a demand credit facility. It is personally guaranteed by a shareholder of the Company. Outstanding advances bear interest at prime plus 2%.


8.  CAPITAL LEASE OBLIGATIONS

- ------------------------------------------------------------------------------
Future minimum payments and the obligations due under capital leases are as follows:
- ------------------------------------------------------------------------------
                                                          2002             2001
- ------------------------------------------------------------------------------
    2003                                           $        5,164            -
    2004                                                    5,164            -
    2005                                                    2,128            -
- ------------------------------------------------------------------------------
                                                           12,456            -
Less amount representing interest                          (2,339)           -
- ------------------------------------------------------------------------------
                                                           10,117            -
Less current portion                                       (3,951)           -
- ------------------------------------------------------------------------------
                                                   $        6,166            -
================================================================================

Interest of $502 was imputed on the capital leases, at a rate of 1.88%.



9.  AMOUNTS DUE TO SHAREHOLDERS
- ------------------------------------------------------------------------------

Advances due to shareholders are unsecured, non-interest bearing and have no specific terms of repayment.


10.  STOCKHOLDERS' EQUITY
- ------------------------------------------------------------------------------

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

Salt Lake City, Utah
October 4, 2001                                   s/Andersen Andersen and Strong

Pro forma statement of operations showing the effect of the acquisition of Hagensborg Foods Ltd., as fiscal year end June 30, 2001 and for the nine months ending March 31, 2002.



Garuda Capital Corp
Proforma Consolidated Statement of Operations


                                               Year Ended          9 Month Ended
                                               30-Jun-01             31-Mar-02

REVENUE
Sales                                          3,375,739              2,225,648
Cost of goods sold                            (2,017,873)            (1,240,032)
--------------------------------------------------------------------------------
                                               1,357,866                985,616

EXPENSES
General and administrative                    (1,132,382)              (639,541)
Depreciation                                     (60,611)               (44,089)
Equipment and Premises leases                    (94,515)               (92,978)
--------------------------------------------------------------------------------

Loss from Operations                              70,358                209,008

Comprehensive Loss
Gain from foreign currency translation             1,621                      0

Extraordinary items
Extraordinary loss                                     0                 (1,333)
Loss on sale of equipment                              0                (15,566)
--------------------------------------------------------------------------------

Net Comprehensive Loss                           (71,979)              (192,109)

Part III, Item 13. Exhibits and Reports on Form 8-K.

     (a)  Exhibits

2.1(1)   --       Hagensborg Foods Ltd. Acquisition Agreement

2.2(1)   --       Natural Program Inc. Acquisition Agreement

2.3 (3)  --       Hagensborg Food Corporation Acquisition Agreement

3.1 (2)  --       Articles of Incorporation

3.2(1)   --       Bylaws

3.3(1)   --       Articles of Amendment

11(1)    --       Statement RE: Computation of Per Share Earnings

21(1)    --       Subsidiaries of the Registrant

     1. Incorporated by reference from Annual Report on Form 10KSB filed on or about October 15, 2002

     2. Incorporated by reference from Form 10-SB registration statement SEC File # filed on or about June 29, 2000

     3. Incorporated by reference from Amendment No. 1 to the Annual Report on Form 10KSB filed on or about January 21, 2003

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

                                               By: / s / C. Robin Relph
                                                 -------------------------
                                                 C. Robin Relph, President


                                                Date: April 8, 2003
                                                      ----------------


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

                                               By: / s / C. Robin Relph
                                                 ----------------------
                                        C. Robin Relph, President and Director


                                                Date: April 8, 2003
                                                      ----------------


                                            By: / s / G. Arnold Armstrong
                                              ---------------------------
                                            G. ARNOLD ARMSTRONG, Director


                                                Date: April 8, 2003
                                                      ----------------

                                                By : / s / Jurgen Wolf
                                              ---------------------------
                                                Jurgen Wolf, Director

                                                Date: April 8, 2003
                                                      ----------------