Form 10QSB
period 2003-03-31
GARUDA CAPITAL CORP
filed 2003-05-15
CIK 1116539

United States
                       Securities and Exchange Commission

                              Washington, DC 20549
(Mark One)

                                   FORM 10-QSB

x    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
        EXCHANGE ACT OF 1934

                 For the quarterly period ended March 31, 2003
                                                --------------

                                       or

|_| TRANSITION  REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

For the transition period from              to
                                -----------     -----------

                        Commission file number 0 - 30927


                              Garuda Capital Corp.
                -----------------------------------------------
             (Exact name of registrant as specified in its charter)

           Nevada                                         980209053
------------------------------              ------------------------------------
State or other jurisdiction of              (I.R.S. Employer Identification No.)
incorporation or organization

502-1978 Vine Street, Vancouver, BC                         V6K 4S1
-------------------------------------------------------------------------------
(Address of principal executive offices)                  (Zip Code)

                                  604-837-0260
                   -----------------------------------------
               Registrant's telephone number, including area code:

         -------------------------------------------------------------
   (Former name, former address and former fiscal year, if changed since last report)

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

                       APPLICABLE ONLY TO CORPORATE USERS

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. Common Stock, $0.001 par value, 6,169,575 shares as May 12, 2003.

                         PART I - FINANCIAL INFORMATION

 -------------------------------------------------------------------------------

                          ITEM 1. FINANCIAL STATEMENTS

 -------------------------------------------------------------------------------



The accompanying financial statements of Garuda Capital Corp. at March 31, 2003 and March 31, 2002 have been prepared by the Company's management and they do not include all information and notes to the financial statements necessary for a complete presentation of the financial position, results of operations, and cash flows in conformity with accounting principles generally accepted in the United States of America. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature.

Operating results for the quarter ended March 31, 2003, are not necessarily indicative of the results that can be expected for the year ending June 30, 2003.

                           CONSOLIDATED FINANCIAL STATEMENTS


                           GARUDA CAPITAL CORP.
                           (FORMERLY VANSTAR FILMS, INC.)

                           VANCOUVER, BRITISH COLUMBIA, CANADA

                           March 31, 2003 AND 2002













                  1. CONSOLIDATED BALANCE SHEETS

                  2. CONSOLIDATED STATEMENTS OF OPERATIONS

                  3 CONSOLIDATED STATEMENTS OF CASH FLOWS

                  4. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS




Garuda Capital Corp.

CONSOLIDATED BALANCE SHEETS
UNAUDITED

March 31, 2003 and June 30, 2002                                           (US Dollars)

                                                             March 31,        June 30,
                                                               2003            2002
--------------------------------------------------------------------------------------
ASSETS

Current
    Cash                                                    $    (2,090)   $      --
    Subscriptions receivable                                       --          100,000
    Accounts receivable                                         306,941        210,834
    Available-for-sale securities                               179,462        204,186
    Inventory, net                                              332,045        365,989
    Prepaid expenses                                             49,568         20,523
--------------------------------------------------------------------------------------

    Current assets                                              865,926        901,532

Property and equipment, net                                     384,388        401,826
Goodwill                                                        661,524        661,524
--------------------------------------------------------------------------------------

                                                            $ 1,911,838    $ 1,964,882
======================================================================================

LIABILITIES
Current
    Bank indebtedness                                       $   248,498    $    10,624
    Bank loan                                                   176,200           --
    Accounts payable and accrued expenses                       420,954        363,563
    Accounts payable - related parties                          129,293           --
    Unearned revenue                                              8,824         35,297
    Current portion of long term debt                                 0          3,951
--------------------------------------------------------------------------------------

    Current liabilities                                         983,769        413,435

Long term debt                                                   57,401          6,166
Amounts due to shareholders                                        --          432,504
--------------------------------------------------------------------------------------

                                                              1,041,170        852,105
SHAREHOLDERS' EQUITY
Preferred stock, $0.001 par value; authorized 10,000,000;
     Issued: None                                                  --             --
Common stock, $0.001 par value; authorized 50,000,000;
     Issued: 6,169,575;                                           6,050          6,050
Capital in excess of par value                                2,359,801      2,359,801
Translation adjustment                                           10,129          3,340
Deficit                                                      (1,505,312)    (1,256,414)
--------------------------------------------------------------------------------------

                                                                870,668      1,112,777
--------------------------------------------------------------------------------------
                                                            $ 1,911,838    $ 1,964,882
======================================================================================

The accompanying notes are an integral part of these statements.

                                       4



Garuda Capital Corp.

CONSOLIDATED STATEMENTS OF OPERATIONS
UNAUDITED

Three Months ended March 31, 2003 and 2002
Nine Months ended March 31, 2003 and 2002                                                                    (US Dollars)

                                                        Three Months ended                       Nine Months ended
                                                            March 31,                                March 31,
                                                     2003                2002                2003                2002
--------------------------------------------------------------------------------------------------------------------------
REVENUE
Sales                                          $      216,500      $           -       $   1,761,041       $            -
Cost of goods sold                                    147,542                  -           1,152,934

                                                       68,958                  -             608,107
EXPENSES
General and administrative                            246,367             40,294             794,402               50,526
Depreciation                                           13,240                                 37,901
Advertising and promotion                                   -                                  3,354
Equipment, Premises Leases                             34,222                                 65,415
--------------------------------------------------------------------------------------------------------------------------

                                                      293,829             40,294             901,072               50,526
Loss before other items                             (224,871)           (40,294)           (292,965)             (50,526)
Gain/loss on sale of marketable securities             31,841                                 45,704
--------------------------------------------------------------------------------------------------------------------------

NET LOSS                                            (193,030)           (40,294)           (247,261)             (50,526)

COMPREHENSIVE INCOME (LOSS)
Gain from foreign currency translation                  2,244                                  4,492
Unrealized loss/gain on marketable                   (41,179)                                (3,981)
securities
Loss on sale of motor vehicle                         (2,148)                                (2,148)
--------------------------------------------------------------------------------------------------------------------------
NET COMPREHENSIVE  LOSS                       $     (234,113)      $    (40,294)       $   (248,898)       $     (50,526)
==========================================================================================================================

NET INCOME (LOSS) PER COMMON SHARE - BASIC AND         (0.03)             (0.01)              (0.04)               (0.01)
FULLY DILUTED
--------------------------------------------------------------------------------------------------------------------------
WEIGHTED AVERAGE NUMBER OF COMMON SHARES            6,169,575          4,951,500           6,169,575            4,951,500
OUTSTANDING
--------------------------------------------------------------------------------------------------------------------------





The accompanying notes are an integral part of these statements.



                                                     5




Garuda Capital Corp.

CONSOLIDATED STATEMENTS OF CASH FLOWS
UNAUDITED

Nine Months ended March 31, 2003 and 2002                                       (US Dollars)



                                                                     2003             2002
--------------------------------------------------------------------------------------------
OPERATIONS
Net loss                                                         $  (248,898)   $   (50,524)
Items not involving cash:
    Depreciation                                                      37,901           --
    Gain/Loss on foreign currency translations                        (4,492)         4,942
    Gain/Loss on sale of marketable securities                       (45,708)          --
    Unrealized gain/loss on marketable securities                      3,981           --
Changes in operating assets and liabilities:
    Increase/Decrease in accounts receivable                         (96,107)          --
    Increase/Decrease in prepaid expenses                            (29,045)          --
    Increase/Decrease in accounts payable and accrued expenses        57,391        (44,104)
    Increase/Decrease in inventory                                    33,944           --
    Increase/Decrease in unearned revenue                            (26,473)          --
    Increase/Decrease in accounts payable - related party            129,293

          Net cash provided by used by operating activities         (188,213)       (89,686)

FINANCING
Increase in bank indebtedness                                        237,874           --
Decrease in subscription receivable                                  100,000      1,251,500
Draws on bank loan                                                   176,200           --
Draw on long term debt                                                47,284           --
Cash paid to shareholders                                           (432,504)          --
--------------------------------------------------------------------------------------------
          Net cash provided by financing activities                  128,854      1,251,500

INVESTING
Sale of marketable securities                                        438,941           --
Purchase of marketable securities                                   (402,135)          --
Cash paid for purchase of property and equipment                      20,463           --
Advances to related companies                                                     (593,734)
Loans to related companies                                                        (570,000)
--------------------------------------------------------------------------------------------

          Net cash used by investing activities                       57,269     (1,163,734)

Net increase (decrease) in cash                                       (2,090)        (1,920)

Cash, beginning of period                                               --              520
--------------------------------------------------------------------------------------------
CASH, end of period                                              $    (2,090)   $    (1,920)
============================================================================================



The accompanying notes are an integral part of these statements.

                                             6

Garuda Capital Corp.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Three Months ended March 31, 2003 and 2002                          (US Dollars)

1.  NATURE OF OPERATIONS AND BASIS OF PRESENTATION
________________________________________________________________________________

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

For the period ended March 31, 2003, the Company incurred a net loss of $193,030. The Company's ability to continue its operations and to realize assets at their carrying values is dependent upon the continued support of its shareholders, obtaining additional financing and generating revenues sufficient to cover its operating costs. Management's plans in regard to these matters are to raise additional equity funds as needed to meet any operating needs.

The financial statements do not give effect to any adjustments which would be necessary should the Company be unable to continue as a going concern and therefore be required to realize its assets and discharge its liabilities at amounts different from those reflected in these consolidated financial statements.

2.  SIGNIFICANT ACCOUNTING POLICIES

________________________________________________________________________________

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

Garuda Capital Corp.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS continued


Three Months ended March 31, 2003 and 2002                          (US Dollars)

________________________________________________________________________________

2.  SIGNIFICANT ACCOUNTING POLICIES (continued)


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

Property and equipment - Property and equipment is recorded at cost less accumulated depreciation. Depreciation is provided for over the estimated useful lives of the assets on the following basis and annual rates:

Asset                                       Basis                       Rate
________________________________________________________________________________
Manufacturing equipment                     Straight-line            15 years
Manufacturing tools                         Straight-line            15 years
Furniture and fixtures                      Straight-line            15 years
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

Garuda Capital Corp.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS continued


Three Months ended March 31, 2003 and 2002                          (US Dollars)

________________________________________________________________________________

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


3.  BANK INDEBTEDNESS
________________________________________________________________________________

The Company has a demand credit facility. It is personally guaranteed by a shareholder of the Company. Outstanding advances bear interest at prime plus 2%.


4.  CAPITAL LEASE OBLIGATIONS
________________________________________________________________________________

Future minimum payments and the obligations due under capital leases are as follows as of June 30, 2002:

                                                        2002          2001
________________________________________________________________________________
    2003                                         $        5,164             -
    2004                                                  5,164             -
    2005                                                  2,128             -
________________________________________________________________________________
                                                         12,456             -
Less amount representing interest                       (2,339)             -
________________________________________________________________________________
                                                         10,117            -
Less current portion                                    (3,951)             -
________________________________________________________________________________
                                                 $        6,166            -
===============================================================================

Interest of $502 was imputed on the capital leases, at a rate of 1.88%.


5.  AMOUNTS DUE TO SHAREHOLDERS

________________________________________________________________________________

Advances due to shareholders are unsecured, non-interest bearing and have no specific terms of repayment. Garuda Capital Corp.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS continued


Three Months ended March 31, 2003 and 2002                          (US Dollars)



6. COMMITMENTS
________________________________________________________________________________

The Company leases certain premises and equipment. Annual minimum lease payments are due as of June 30, 2002 :

         2003                                 $      108,018
         2004                                         15,408
         2005                                          9,209
         2006                                            -
         2007                                            -

                                              $      132,635




7. OFF-BALANCE SHEET RISKS
________________________________________________________________________________

The Company has purchased securities as investments and may incur losses if the market value of these securities decline subsequent to March 31, 2003.

During the three Months ended March 31, 2003, the Company had sales to two customers representing 25% and 12% of the Company's total revenue.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION / PLAN OF OPERATIONS


Results of Operations Three Months ended March 2003 vs. 2002 - Garuda Capital Corp. on Consolidated Basis

During the third quarter of fiscal 2003, we realized total revenues of $216,500 and the net loss for the quarter ended March 31, 2003 was $193,030.


Liquidity and Capital Resources Three Months ended March 2003 vs. 2002 - Garuda Capital Corp. on Consolidated Basis

We believe that sales from our subsidiaries will not provide sufficient capital resources to sustain operations and fund product development until fiscal year 2003/2004. While we have received a "going concern" opinion from our auditors, we expect to raise capital through the conversion of outstanding warrants and equity sales as necessary to fund future growth until we operate above the break-even point. We continually evaluate opportunities to sell additional equity or debt securities, or obtain credit facilities from lenders to strengthen our financial position. The sale of additional equity or convertible debt securities could result in additional dilution to our stockholders.

In order to be more informative regarding the results of operations and the liquidity and capital resources, discussion thereof will be separated between Hagensborg Foods Ltd. and Natural Program Inc.


Results of Operations for the Three Months ended March 2003 vs. 2002 - Hagensborg Foods Ltd.

Revenues of $186,141 in the three months ended March 31, 2003 were 9% higher than the $170,991 in revenues reported for the three months period ended March 31, 2002. The increase was due to the additional revenue gained from the recently acquired Seafood Pates product line.

Gross profit for the three months ended March 31, 2003was $48,656 versus $66,996 in 2002. Gross profit percentage of 26% in 2003 was lower versus 39% in 2002. The decrease in gross profit percentage was largely due to higher cocoa prices for our chocolate manufacturing facility.

Net loss for the three months ended March 31, 2003 was $171,510 versus $94,336 for the same period in 2002, representing a 82% increase in net loss. The decrease in net income was primarily due to the additional sales and marketing expenses associated with new product development.

Our sales and marketing costs consist primarily of personnel costs, advertising, promotions, and tradeshows. Total costs were $85,078 and $42,597 for three months ended March 31, 2003 and 2002 respectively. The increase of $42,481 is largely due to additional marketing costs of the new Seafood pate line and product development costs. We anticipate that sales and marketing costs will continue to grow over the foreseeable future as we implement our business growth strategies.

Our general and administrative costs consist primarily of personnel costs, professional and legal costs, consulting fees, and general office costs. Our general and administrative costs were $94,445 and $61,098 for the three months ended March 31, 2003 and 2002, respectively. The increase in general and administrative costs between the two periods is largely the result of an increase in interest and bank charges. General and administrative costs as a percentage of revenue increased between the two periods as a result of increases in expenses over the same periods. We anticipate that general and administrative costs will remain stable over the foreseeable future.

Our premise and equipment leases were $31,389 and $30,582 for the three months ended March 31, 2003 and 2002, respectively.


Liquidity and Capital Resources for the Three Months ended March 2003 vs. 2002 - Hagensborg Foods Ltd.

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

During the three months ended March 31, 2003, our current assets to current liabilities ratio decreased from 2.27 to 1.1. Current assets increased $211,494 from $449,872 to $661,366. This was primarily due to increased accounts receivable levels during our busiest quarter of the year.

Noncurrent assets increased by $74,174 net of depreciation during the three months ended March 31, 2003 mainly due to the newly acquired production equipment associated with our Seafood business.


Results of Operations for the Three Months ended March 2003 vs. 2002- Natural Program Inc.

Natural Program's revenue for the three months ended March 31, 2003 was $21,509 and its gross profit was $11,451. Net loss for the three months ended March 31, 2003 was $20,153.

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

During the three months ended March 31, 2003, our total payroll increased from $4,257 in the three months ended March 31, 2002 to $10,136 in the three months ended March 31, 2003. This increase in mainly due to the labor intensity of preparing custom formulation and the resulting necessity for additional staff. In the future, as we implement our growth plans, we anticipate to hire two new employees to take on sales, marketing and accounting functions which will result in decreased consulting expenses.

We anticipate to incur sales and marketing costs, including hiring a sales person, broker fees and tradeshow attendance fees as we implement our business growth strategies.


Liquidity and Capital Resources for the Three Months ended March 2003 vs. 2002 - Natural Program Inc.

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

In the three months ended March 31, 2003, our current assets to liabilities ratio decreased from 0.68 to 0.47. Current assets increased from $14,949 to $17,811 was primarily due to increased inventory levels to support sales. Noncurrent assets increased from $33,925 to $18,553 net of depreciation during the three months ended March 31, 2003.

Total liabilities increased from $34,355 in the three months ended March 31, 2002 to $97,391 in 2003. This includes $37,618 in current liabilities and an inter-company loan from our parent company of $55,103.

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



                                              GARUDA CAPITAL CORP.
                                                 [Registrant]


                                               /s/ C. Robin Relph
                                          -----------------------------
Date May 15, 2003                           C. Robin Relph, CEO/CFO



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

BY:           /s/ C. Robin Relph
              --------------------------------
              C. Rabin Relph President and CEO
              (Principal Executive Officer and
              Principal Financial Officer)

DATE:    May 15, 2003
                                          Subscribed and sworn to
                                          before me this 15th day of May 2003

                                          /s/ G. Arnold Armstrong
                                          Notary Public
                                          My Commission Expires: At the
                                          pleasure of the queen of England.

Exhibit 99.1



                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002



In connection with the Quarterly Report of Garuda Capital Corp. (the "Company") on Form 10-QSB for the three month period ending March 31, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, C. Robin Relph, Chief Executive Officer and Chief Financial Officer, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

         (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

         (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.



May 15, 2003               /s/ C. Robin Relph
-------------------              --------------------------------------------
                                  C. Robin Relph
                                  Chief Executive Officer
                                  Chief Financial Officer