Form 10KSB/A
period 2002-06-30
GARUDA CAPITAL CORP
filed 2003-06-17
CIK 1116539

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

1.   Audited financial statements for Hagensborg Food Corp.

The Amendment has revised the following sections:

Part F/S Item 7. Financial Statements. The Registrant has added audited financial statements for Hagensborg Food Corp., for the fiscal year ended June 30, 2001 with respect to the acquisition of the product line of Hagensborg Food Corp.




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


Denver, Colorado                                     /s/ Spicer, Jeffries & Co.
September 27, 2002




                                                                                                        2
Garuda Capital Corp.

CONSOLIDATED BALANCE SHEETS


June 30, 2002 and 2001                                                                        (US Dollars)


                                                                                    2002           2001
- ----------------------------------------------------------------------------------------------------------
ASSETS

Current
    Cash                                                                       $      --      $       520
    Subscriptions receivable [Note 10]                                             100,000
    Accounts receivable                                                            210,834           --
    Available-for-sale securities                                                  204,186           --
    Inventory, net  [Note 3]                                                       365,989           --
    Prepaid expenses                                                                20,523           --
- ----------------------------------------------------------------------------------------------------------
    Current assets                                                                 901,532            520
Property and equipment, net  [Note 4]                                              401,826           --
Goodwill (Note 5)                                                                  661,524           --
- ----------------------------------------------------------------------------------------------------------
                                                                               $ 1,964,882    $       520
==========================================================================================================

LIABILITIES
Current
    Bank indebtedness [Note 7]                                                 $    10,624    $      --
    Accounts payable and accrued expenses                                          363,563         70,750
    Unearned revenue                                                                35,297           --
    Current portion of long term debt [Note 8]                                       3,951           --
- ----------------------------------------------------------------------------------------------------------
    Current liabilities                                                            413,435         70,750
Long term debt [Note 8]                                                              6,166           --
Amounts due to shareholders [Note 9]                                               432,504           --
- ----------------------------------------------------------------------------------------------------------
                                                                                   852,105         70,750
SHAREHOLDERS' EQUITY (DEFICIENCY)
Preferred stock, $0.001 par value; authorized 10,000,000 (2001: 10,000,000);
     Issued: None                                                                     --             --
Common stock, $0.001 par value; authorized 50,000,000 (2001: 50,000,000);
     Issued: 6,049,575 (2001: 4,951,500)                                             6,050          4,952
Capital in excess of par value                                                   2,359,801        155,799
Translation adjustment                                                               3,340           (344)
Deficit                                                                         (1,256,414)      (230,637)
- ----------------------------------------------------------------------------------------------------------
                                                                                 1,112,777        (70,230)
- ----------------------------------------------------------------------------------------------------------
                                                                               $ 1,964,882    $       520
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


Garuda Capital Corp.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years ended June 30, 2002 and 2001                                  (US Dollars)

1.  NATURE OF OPERATIONS AND BASIS OF PRESENTATION
-------------------------------------------------------------------------------

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


12. COMMITMENTS
- ------------------------------------------------------------------------------

The Company leases certain premises and equipment. Annual minimum lease payments are due as follows:

         2003                                                $      108,018
         2004                                                        15,408
         2005                                                         9,209
         2006                                                         -
         2007                                                         -
- ------------------------------------------------------------------------------
                                                             $      132,635
================================================================================

Rent expense for the years ended June 30, 2002 and 2001 was $32,664 and $0, respectively.

Garuda Capital Corp.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS continued


Years ended June 30, 2002 and 2001                                  (US Dollars)



13. INCOME TAXES
- ------------------------------------------------------------------------------

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

                                                     2002            2001
- ------------------------------------------------------------------------------
Deferred tax liabilities                        $           -    $          -
================================================================================


- ------------------------------------------------------------------------------
Deferred tax assets:
     Net operating loss carryforwards           $     692,000    $    461,000
     Valuation allowance                             (692,000)       (461,000)
                                                --------------   ------------
                                                $           -    $          -
================================================================================

The valuation allowance for deferred tax assets was increased by $231,000 and $61,000 during the years ended June 30, 2002 and 2001, respectively.

The Company's net operating loss carryforwards, if not used, will expire as follows:

                                                            Canadian
                                                         -------------
                     2006                                $     398,000
                     2007                                      552,000
                     2008                                      146,000
                     2009                                      201,000
- ------------------------------------------------------------------------------
                                                         $   1,297,000
================================================================================

The Company's United States net operating loss carryforward will expire through 2022.


14. SUBSEQUENT EVENTS
- ------------------------------------------------------------------------------

In July 2002, the Company received $100,000 to settle the subscription receivable due from a company controlled by a director of the Company.

15. OFF-BALANCE SHEET RISKS
- ------------------------------------------------------------------------------

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

Salt Lake City, Utah
October 4, 2001                                   s/Andersen Andersen and Strong

                           FINANCIAL STATEMENTS


                           HAGENSBORG FOOD CORPORATION

                           MARCH 31, 2002











                           1.  INDEPENDENT AUDITORS' REPORT

                           2.  BALANCE SHEET

                           3.  STATEMENTS OF OPERATIONS

                           4.  STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

                           5.  STATEMENTS OF CASH FLOWS

                           6.  NOTES TO FINANCIAL STATEMENTS

                          INDEPENDENT AUDITORS' REPORT





To the Shareholders of Hagensborg Food Corporation

We have audited the accompanying balance sheet of Hagensborg Food Corporation as of March 31, 2002 and the related statements of operations, changes in stockholders' equity (deficit) and cash flows for the nine months ended March 31, 2002 and the year ended June 30, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, these financial statements present fairly, in all material respects, the financial position of Hagensborg Foods Limited as of March 31, 2002 and the results of its operations and its cash flows for the nine months ended March 31, 2002 and the year ended June 30, 2001 in accordance with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has suffered recurring losses from operations and has accumulated a deficit that raise substantial doubt about its ability to continue as a going concern. Management's plans in regards to these matters are also described in Note 1. These financial statements do not include any adjustments that might result from the outcome of this uncertainty.


                                                      /s/ Spicer, Jeffries & Co.
Denver, Colorado
June 5, 2003

Hagensborg Food Corporation

BALANCE SHEET


March 31, 2002                                                      (US Dollars)




                                                                         2002
--------------------------------------------------------------------------------
ASSETS

Current
    Accounts receivable                                             $    70,617
    Inventory  [Note 3]                                                 141,749
    Prepaid expenses                                                      8,910
--------------------------------------------------------------------------------

    Total current assets                                                221,276

Property and equipment  [Note 5]                                           --
Investment                                                              218,248
--------------------------------------------------------------------------------

                                                                    $   439,524
================================================================================
LIABILITIES

Current
    Bank indebtedness [Note 6]                                      $   377,990
    Accounts payable and accrued expenses                               385,476
--------------------------------------------------------------------------------

    Total current liabilities                                           763,466

Amounts due to shareholders [Note 7]                                    504,993
--------------------------------------------------------------------------------

                                                                      1,268,459
STOCKHOLDERS' DEFICIT

Common stock, $0.01 par value; 30,000,000 Shares authorized:
      8,775,952 shares issued and outstanding                           110,460
Additional paid in capital                                            1,744,623
Deficit                                                              (2,684,018)
--------------------------------------------------------------------------------

                                                                       (828,935)
--------------------------------------------------------------------------------

                                                                    $   439,524
================================================================================

Hagensborg Food Corporation

STATEMENTS OF OPERATIONS


Nine month period ended March 31, 2002
and twelve month period ended June 30, 2001                         (US Dollars)





                                                    2002                2001
--------------------------------------------------------------------------------
REVENUE

Sales                                           $ 1,465,584           3,232,104

Cost of goods sold                                1,029,076           2,741,374
--------------------------------------------------------------------------------

Gross profit                                        436,508             490,730

EXPENSES

Salaries and benefits                                88,383             409,344
Travel and conventions                               67,608             184,455
Interest and bank charges                            46,845              84,751
Rent and utilities                                   59,981             103,092
Professional fees                                    57,799              29,803
Advertising and promotion                            47,435             356,215
Freight and warehouse                                40,947              79,149
Bad debts                                            28,816             107,881
Office and general                                   26,491              48,147
Telephone                                            13,545              21,819
Depreciation                                          9,608             118,602
Automobile                                             --                13,660
Write-off of trademark                                 --               (39,074)
Write-off of goodwill                                  --              (205,455)
--------------------------------------------------------------------------------
                                                    487,458           1,556,918
--------------------------------------------------------------------------------

NET LOSS                                        $   (50,950)         (1,310,717)
================================================================================






Hagensborg Food Corporation

STATEMENTS OF STOCKHOLDER'S EQUITY


Nine month period ended March 31, 2002 and twelve month period ended June 30, 2001                     (US Dollars)




-----------------------------------------------------------------------------------------------------------------
                                         Common Shares             Additional
                                  Number             Amount      Paid In Capital       Deficit           Total
-----------------------------------------------------------------------------------------------------------------
Balances, June 30, 2000            9,705,952    $       83,760   $    1,728,487    $  (1,322,351)    $    489,896

Common stock issued for cash         400,000            40,000           60,000            -              100,000
Net loss                                   -                -                 -       (1,310,717)      (1,310,717)
-----------------------------------------------------------------------------------------------------------------

Balances, June 30, 2001           10,105,952           123,760        1,788,487       (2,633,068)        (720,821)
-----------------------------------------------------------------------------------------------------------------

Net loss                                   -                -                 -          (50,950)         (50,950)
Common stock retired              (1,330,000)          (13,300)         (43,864)                -         (57,164)
-----------------------------------------------------------------------------------------------------------------

Balances, March 31, 2002           8,775,952    $      110,460   $    1,744,623    $  (2,684,018)    $   (828,935)
=================================================================================================================

                                                                                                                4





Hagensborg Food Corporation

STATEMENT OF CASH FLOWS


Nine month period ended March 31, 2002 and
twelve month period ended June 30, 2001                                     (US Dollars)



                                                                 2002          2001
---------------------------------------------------------------------------------------
OPERATIONS

Net loss                                                    $   (50,950)   $(1,310,717)
Items not involving cash:
    Depreciation                                                  9,608        118,602
    Write-off of trademark                                         --           39,074
    Write-off of goodwill                                          --          205,455
Changes in non-cash working capital items:
    Increase in accounts receivable                              52,757        (42,349)
    Decrease in prepaid expenses                                 16,654         16,468
    Decrease in accounts payable and accrued expenses          (248,301)       112,223
    Increase in inventory                                       220,309        245,292
---------------------------------------------------------------------------------------

                                                                     77       (532,192)
FINANCING

Increase in amounts due to shareholders                          29,428        (37,248)
Share issued for cash                                              --          100,000
Repayment of capital lease obligations                             --           (3,070)
Retirement of common stock                                      (20,000)          --
---------------------------------------------------------------------------------------

                                                                  9,428         59,682
INVESTING

Increase in investments                                         (18,248)          --
Acquisition of property and equipment                              --          (23,074)
Proceeds from sale of equipment                                   2,475        123,016
---------------------------------------------------------------------------------------

                                                                (15,773)        99,942
---------------------------------------------------------------------------------------

Decrease in cash                                                 (6,268)      (372,568)

Cash (bank indebtedness), beginning of period                  (371,722)           846
---------------------------------------------------------------------------------------
BANK INDEBTEDNESS, end of period                            $  (377,990)   $  (371,722)
=======================================================================================


SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING ACTIVITY:

Common stock retired as receipt of shareholder receivable   $    37,164    $      --
=======================================================================================



                                                                                      5

Hagensborg Food Corporation

NOTES TO FINANCIAL STATEMENTS

Nine month period ended March 31, 2002 and twelve month period ended June 30,
2001



1.  NATURE OF OPERATIONS
--------------------------------------------------------------------------------

Hagensborg Food Corporation, incorporated in the State of Nevada, United States, is a privately held Company which sells and processes specialty food products. The Company sells its products to wholesale and retail customers in North America.

Since inception the Company has accumulated significant losses. The Company's ability to continue its operations and to realize assets at their carrying values is dependent upon the continued support of its shareholders, obtaining additional financing and generating revenues sufficient to cover its operating costs. Management's plans in regard to these matters are to wind down the business and sell the assets to a related Company. See Note 10.

The financial statements do not give effect to any adjustments which would be necessary should the Company be unable to continue as a going concern and therefore be required to realize its assets and discharge its liabilities at amounts different from those reflected in these financial statements.


2.  SIGNIFICANT ACCOUNTING POLICIES
--------------------------------------------------------------------------------

Inventory - Inventory is recorded at the lower of average cost and market. Cost includes materials, labor and applicable warehouse overhead. Market is replacement cost for raw materials and supplies and net realizable value for finished goods.

Revenue recognition - Revenue from the sale of products to customers is recognized at the time goods are shipped.

Property and equipment - Property and equipment is recorded at cost less accumulated amortization. Amortization is provided for over the estimated useful lives of the assets on the following basis and annual rates:

Asset                                       Basis                      Rate
--------------------------------------------------------------------------------
Manufacturing equipment                     Straight-line           15 years
Furniture and fixtures                      Straight-line           15 years
Leasehold improvements                      Straight-line                20%
Computer hardware and software              Straight-line           15 years

Leases - Leases are classified as capital or operating leases. Leases which transfer substantially all of the benefits and risks incident to ownership of property are accounted for as capital leases. All other leases are accounted for as operating leases and the related lease payments are charged to expense as incurred.

Hagensborg Food Corporation

NOTES TO  FINANCIAL STATEMENTS continued


Nine month period ended March 31, 2002 and twelve month period ended June 30,
2001



2.  SIGNIFICANT ACCOUNTING POLICIES (continued)

--------------------------------------------------------------------------------

Financial instruments - Substantially all of the Company's assets and liabilities are carried at fair value or contracted amounts that approximate fair value. Estimates of fair value are made at a specific point in time, based on relative market information and information about each financial instrument, specifically, the value of the underlying financial instrument. Assets that are recorded at fair value consist largely of short-term receivables and other assets, which are carried at contracted amounts that approximate fair value. Similarly, the Company's liabilities consist of short term liabilities recorded at contracted amounts that approximate fair value.

It is management's opinion that the company is not exposed to significant interest, credit risk or currency risks arising from its financial instruments.

Future income taxes - Future income taxes are recognized for the future income tax consequences attributable to temporary differences between the carrying values of assets and liabilities and their respective income tax basis. Future income tax assets and liabilities are measured using enacted income tax rates expected to be recovered or settled. The effect on future income tax assets and liabilities of a change in rates is included in earnings in the period the includes the enactment date. Future income tax assets are recorded in the financial statements if realisation is considered more likely than not.

Use of estimates - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.


3.  INVENTORY

--------------------------------------------------------------------------------
                                                                     2002
--------------------------------------------------------------------------------
Packaging supplies                                             $      63,181
Finished goods                                                        57,054
Raw materials                                                         21,514
--------------------------------------------------------------------------------
                                                               $     141,749
================================================================================

The ability of the company to realize the cost of its packaging supplies is dependent on the level of future sales of certain products. In management's estimate, these levels will be met. However, if the assumptions used by management in making this determination are not realized, it is reasonably possible that the net recoverable amount could be less than the carrying cost.

Hagensborg Food Corporation

NOTES TO  FINANCIAL STATEMENTS continued

Nine month period ended March 31, 2002 and twelve month period ended June 30,
2001


4.  INVESTMENTS
--------------------------------------------------------------------------------
                                                                      2002

--------------------------------------------------------------------------------
500,000 common shares of Hagensborg Foods Ltd., at cost           $   200,000
Advances to Hagensborg Foods Ltd.                                      18,248
--------------------------------------------------------------------------------
                                                                  $   218,248
================================================================================


5.  PROPERTY AND EQUIPMENT
--------------------------------------------------------------------------------
                                                   Accumulated    Net Book Value
                                       Cost        Depreciation           2002
--------------------------------------------------------------------------------
Manufacturing equipment           $    153,521         153,521             -
Computer hardware and software          31,550          31,550             -
Furniture and fixtures                  17,386          17,386             -
Vehicle                                  7,766           7,766             -
Leasehold improvements                     781             781             -
--------------------------------------------------------------------------------
                                  $    211,004         211,004             -
================================================================================


6.  BANK INDEBTEDNESS
--------------------------------------------------------------------------------

The Company has a $378,000 overdraft facility. It is personally guaranteed by a shareholder of the Company. Outstanding advances bear interest at prime plus 0.50% (5.25% at March 31, 2002).


7.  AMOUNTS DUE TO SHAREHOLDERS
--------------------------------------------------------------------------------

Amounts due to shareholders are represented by convertible debentures, advances from shareholders and accrued interest. The amounts outstanding bear interest at 9% and have no specific terms of repayment. The convertible debentures are convertible into common shares of the Company at an unspecified conversion price. As of March 31, the amounts due to shareholders are represented as follows:

                                                                      2002
--------------------------------------------------------------------------------
Convertible debentures                                          $     383,333
Advances from shareholders                                             30,637
Accrued interest                                                       91,023
--------------------------------------------------------------------------------
                                                                $     504,993
================================================================================

On April 19, 2002 the convertible debentures and the accrued interest pertaining to them were paid in full.

Hagensborg Food Corporation

NOTES TO  FINANCIAL STATEMENTS continued


Nine month period ended March 31, 2002 and twelve month period ended June 30,
2001



8.  RELATED PARTY TRANSACTIONS

--------------------------------------------------------------------------------

During the year the Company had the following related party transactions:

The Company had product sales of $12,504 for the nine months ended March 31, 2002 and $148,3570 for the twelve months ended June 30, 2001 in the normal course of business and product purchases of $276,590 for the nine months ended March 31, 2002 and $1,211,361 for the twelve months ended June 30, 2001, from Hagensborg Foods Limited (HFL). HFL and the Company are controlled by common shareholders. At March 31, 2002, accounts payable includes $24,723 due from HFL and investments includes $18,248 due from HFL. The Company owns 500,000 common shares of HFL which represents an 8% interest in HFL.

The Company is indebted to its shareholders as described in Note 6.


9.  INCOME TAXES
--------------------------------------------------------------------------------

The Company has a net loss carryforward of approximately $2,600,000 which may be available to be applied against any future taxable income. The income tax benefit relating to the carryforward of $884,000 has been fully reserved for in the accompanying financial statements. The valuation allowance for the nine months ended March 31, 2002 increased by approximately $17,000.


10. SUBSEQUENT EVENT
--------------------------------------------------------------------------------

On April 19, 2002, the Company sold its equipment and inventory to Hagensborg Foods Limited ("HFC") for $1,000,000. HFL shares certain common shareholder and directors with the Company.

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

                                                 GARUDA CAPITAL CORP.
                                                 --------------------
                                                     (Registrant)

                                               By: / s / C. Robin Relph
                                                 -------------------------
                                                 C. Robin Relph, President


                                                Date: June 16, 2003
                                                      ----------------


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

                                               By: / s / C. Robin Relph
                                                 ----------------------
                                        C. Robin Relph, President and Director


                                                Date: June 16, 2003
                                                      ----------------


                                            By: / s / G. Arnold Armstrong
                                              ---------------------------
                                            G. ARNOLD ARMSTRONG, Director


                                                Date: June X, 2003
                                                      ----------------

                                                By : / s / Jurgen Wolf
                                              ---------------------------
                                                Jurgen Wolf, Director

                                                Date: June 16, 2003
                                                      ----------------