Form 10KSB
period 2003-06-30
GARUDA CAPITAL CORP
filed 2003-10-16
CIK 1116539

OMB APPROVAL
OMB Number: 3235-0420
Expires: March 31,2005
Estimated average burden
hours per response: 294.00




                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   Form 10-KSB

[X]  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE  SECURITIES  EXCHANGE ACT OF
     1934

FOR THE FISCAL YEAR ENDED JUNE 30, 2003

                        Commission file number 0 - 30927

                           GARUDA CAPITAL CORPORATION
                 (Name of small business issuer in its charter)

            NEVADA                                      980209053
            ------                                      ---------
State or other jurisdiction of            (I.R.S. Employer Identification No.)
incorporation or organization)

  502 - 1978 Vine Street, Vancouver, BC V6K 4S1, Canada        V6K 4S1
  -----------------------------------------------------        -------
        (Address of principal executive offices)             (Zip Code)

Issuer's telephone number (604) 675-7643

Securities registered under Section 12(b) of the Exchange Act: none Securities registered under Section 12(g) of the Exchange Act:

                                     COMMON
                                     ------
                                (Title of class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No


Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]


State issuer's revenues for its most recent fiscal year. $2,065,888.
                                                         -----------


State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days. (See definition of affiliate in Rule 12b-2 of the Exchange Act.): 637,358, September 30, 2003


State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. 6,373,575 common shares.

                                     PART I
Item 1. Description of Business.

We, Garuda Capital Corp, formerly Vanstar Films, Inc., were incorporated under the laws of the State of Nevada on July 8, 1997. We became a reporting issuer on the NASD OTCBB in June 2000. In February 2002 there was a 20:1 reverse split of the outstanding common stock and we changed our name to Garuda Capital Corp.

Vanstar Films was organized to establish itself in the film industry. These efforts were abandoned in September 2001. In April 2002, Garuda acquired Hagensborg Foods Ltd., a Vancouver-based manufacturer and marketer of fine chocolates and other gourmet foods and Natural Program Inc., a manufacturer and distributor of natural medicine.

We acquired Hagensborg Foods Ltd. for consideration of US$700,000 cash for all its outstanding share capital to be allocated as follows: $600,000 for all outstanding common shares, $100,000 for all outstanding preferred shares. Natural Program Inc. was acquired for consideration of 500,000 common shares of Garuda Capital Corp.

On April 19, 2002, our subsidiary Hagensborg Foods Ltd. acquired certain assets of Hagensborg Food Corp., hereafter referred to as HFC, a company domiciled in the U.S. that is in the business of selling, marketing and distributing food products. The assets were acquired excluding the cash and accounts receivable, for $1,000,000. HFC shares certain common shareholders and directors with us and is therefore considered to be a related party for accounting purposes. Related party transactions are usually measured at the transferor's carrying amount in the absence of independent verification. Carrying amounts are defined as the cost amount on the accounts of the transferor after adjusting for any amortization or impairment in value. Accordingly we recorded the acquisition at HFC's carrying value of $232,679, $100,000 in equipment and $132,679 in inventory. The difference between the carrying amount and the agreed exchange amount of $767,321 has been charged to deficit as a shareholder distribution in 2002.

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

We through our subsidiary, Hagensborg are in the business of manufacturing and marketing of gourmet chocolates and other gourmet foods. We serve wholesale and retails customers both in Canada and the US. All products are directly shipped from our warehouse in South Granville, British Columbia.

Products of Hagensborg Food Ltd.

We manufacture and market both branded and private label chocolates. The four main Hagensborg chocolate brands are "Kiss Me" truffle frogs, "Mountain Ridge", "Leone" and "Truffles To Go".

Kiss Me(R) is a European chocolate truffle in the shape of a frog with a melting truffle center. The product is marketed in a gift box presentation containing 12 individual chocolate frogs . The target market for Kiss Me truffles consists of upscale gift box chocolate consumers, both male and female between 25 and 54 years of age with medium to higher household incomes.

Mountain Ridge(R) is a Belgian honey almond nougat bar consisting of chocolate peaks with white chocolate tips. The product is marketed in 2 sizes, a king sized 300 gram bar and a snack sized 75 gram bar. National chains such as Seven Eleven in Canada have approved the product for national distribution in their stores.

Leone(R) is a high end gift box confection. "The Classic Collection", the first item of this line, contains milk, dark and white champagne truffles made of Belgian chocolate and is sold in various gift boxes as well as a keep sake tin. The product was launched at the Fancy Food Show in New York in June 2003.

Truffles To Go(R) are manufactured in 8 flavors, Cappuccino, Orange, Mint, Mocha, Peanut Butter, Milk Chocolate, and Chocolate Eclipse. Truffles To Go(R) are marketed in two different size packages, a single serve pack with 2.5 oz and a sharing pack with 5.4 oz. In addition several "all natural" and "no sugar added" versions are manufactured. The target market of this product is the indulgent chocolate consumer: Typically women between 25 and 44 years of age in the mid to higher household income bracket.

By an agreement dated April 19, 2002 and described above, We, through our subsidiary, Hagensborg Foods Ltd. acquired a line of seafood products including seafood pates and smoked salmon filets from Hagensborg Food Corporation. Hagensborg Food Corporation is a company domiciled in the U.S. that is in the business of selling, marketing and distributing food products. Hagensborg Food Corporation shares certain common shareholders and directors with us and is therefore considered to be a related party.

Hagensborg seafood pates are marketed in 6 flavors, namely smoked salmon, Salmon, shrimp, rainbow trout with dill, crab and lobster. The products are packed in 3-oz tins and are sold either individually or inside a decorative retail box. We own the proprietary recipe and the custom German food processor, being utilized to produce the pate. This equipment is installed at St. Jeans, a plant in Nanaimo, BC, which produces the pate on a contract basis for us.


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

The following are some highlights on chocolate consumption, tastes and buying habits:

An AWMA (American Wholesale Marketers Association) State of the Industry Report found that in the US, the heavy buyers of confectionery are adults in the 35-54 age group with children. Chocolate buyers are 59% more likely to have five or more people in the household. Chocolate and non-chocolate candy households are likely to be headed by a craftsman or technical worker than a white collar manager. Across all confectionery segments consumption is relatively higher among Black and Hispanic households.

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

Halloween is the top candy holiday with $1.802 billion in sales.
More than 60 million chocolate bunnies and other chocolate products are produced annually for Easter, accounting for $1.672 million. During the Christmas/Hanukkah Season consumers spend more than $1.446 million on chocolate. Americans spend $1,105 million each Valentine's Day on chocolate, making it the fourth biggest holiday of the year for confectionery purchases.


Competition

Our Hagensborg subsidiary can be considered a niche marketer of specialty food products. Our competition consists of Canadian and US-based manufacturers and marketers of gourmet confectionary products and canned seafood pates. Competition is based upon name recognition, taste and cost. Most of the competition is larger than we are with greater market share and resources.

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


Marketing Activities

Our main Hagensborg promotional activities are:

Trade Shows:
Trade shows are a key forum for meetings with brokers, retail buyers and distributors. We are represented at three Fancy Food Shows: January in San Francisco; March in Chicago; July in New York. Other trade shows attended are: the All Candy Expo in June in Chicago; the Natural Products Show in March in Chicago; and the Private Label Manufacturers Association Private Label Show in November. In addition, we attend distributor shows such as the Gourmet Award show for their customers held during summer.

Trade Advertising:
We regularly place Hagensborg ads in key trade press publications including Gourmet Retailer and Gourmet News.

Press Releases:
We distribute press releases to trade publications and has achieved coverage in Fancy Food Magazine, Gourmet Business, Confectioner Magazine and Gourmet Retailer.

Sales Manager Contacts:
Our Sales Managers have been developing contacts with distributors, brokers and major retailers such as Safeway, Albertson's and Kroger. Our Sales Managers work with the retailers to place products in their permanent displays, provide promotional support and ensure supply. To widen distribution of Hagensborg products through the larger retailers means gaining head office approval then working with each regional division to gain placement in stores.

Product Information:
Our Marketing has developed selling presentations for each product/brand, including market information and key selling points. As well as using it for customer meetings, Sales provides this information to brokers who work on our behalf to ensure they have a strong selling story. This is part of the Sales effort to ensure our brokers and distributors are educated about our products and will therefore do a better job with potential customers. Retailers are inundated with new products to choose from. Providing competitive arguments in a category context makes it easier for them to choose Hagensborg products.

Website:
The Hagensborg website address www.hagensborg.com appears on packaging and printed materials. The site gives details of all products with information for consumers, retailers and distributors. This is a useful tool for reaching smaller customers.


Growth Strategies

Market Penetration

Increasing the sales volume of existing products in existing markets through focusing on marketing and promotional activities is a low risk strategy to grow our Hagensborg business. However, since this strategy has its limitations such as individual distribution channels can only support a certain sales volume, additional methods have to be adopted.

In order to further penetrate its existing markets, We are focusing on our core competency, the production of high quality truffles. We are currently developing new packaging concepts for our truffles to be able to offer products tailored to specific seasons. For example, the spring season which includes Valentine's Day, Easter and Mother's Day is the second most important chocolate consumption season after Christmas.


Market Expansion

Broadening the distribution base, that is, finding new markets for existing products, is another strategy we plan to apply in order to expand our business. Although it involves more risk than sole market penetration, developing new markets also has a greater potential for revenue generation.

We are currently developing a variety of concepts to attract new markets for its existing products. One approach is to repackage our high end truffles to appeal to consumers with higher levels of price sensitivity. We are also pursuing a variety of private label opportunities to add to its bottom line by manufacturing for large national retail chains such as Safeway.


Product Development

New products are widely acknowledged by industry leaders as being the lifeblood of the specialty food market. In the past, we have been very successful in launching new products, including our latest introduction "Kiss Me" chocolates. The main focus of the product development efforts will be placed on finding products to generate revenue in the historically revenue weak first and second calendar quarters. Recent successful product launches include Mountain Ridge and Leone.

Product/Market Development

The development of new products for new markets is the most cost-intensive, high risk method for growing within the specialty food industry. However, the risk can be minimized by acquiring existing businesses with products complementary to the Hagensborg line of products. The advantage of acquiring existing companies with established products lies in development cost savings and the reduced time to market.


Other Projects

In addition to the product/market-related strategies discussed above we are currently evaluating new manufacturing equipment to decrease its cost of production and thereby be able to offer competitive pricing.


Stated Business Objectives

Hagensborg's major objectives are threefold:

Expand product line - Short-term:
Our strategic focus is on developing and marketing its existing proprietary brands and private label business in Canada and the US as well as expanding its product range through in-house product development and acquisitions of suitable gourmet foods manufacturers. The key focus will be placed on identifying new products to balance the current third and fourth quarter business and to add products which will generate revenue in the first and second quarters.

Expand distribution to increase volumes - Medium-term:
In order to take advantage of economies of scale we are seeking to expand our national distribution in Canada and the US. This will be achieved by adding selected distributors and brokers in the areas of general grocery, department stores and health food chains, by developing sales channels for the club and private label business and by hiring key sales personnel.

In the short run, first priority will be given to the expansion of distribution. To sustain growth over the longer term, We intend to generate a continuing flow of distinctively different, new products through in-house product development and by way of acquisitions and market these new products on a North America wide basis.

Establish production facility - Long-term:
Our current Hagensborg manufacturing and warehouse facilities are leased and the lease agreement will expire in March 31, 2004. The Company is looking to extend the current lease.

History and general development of business of Natural Program Inc.
Natural Program Inc. is a Nevada corporation which we acquired in April 2002. In January 2002, Natural Program Inc. acquired Natural Program Ltd., a British Columbia company which founded the business.

Through our subsidiary, Natural Program, Inc., we are in the business of developing and marketing herbal remedies. Through Natural Program we operate a Chinese herbal pharmacy to dispense high quality Chinese herbs to practitioners and market a whole-sale line of herbal remedies under the Natural Program name. To date, we have completed the development of the first complete product line which is being test marketed in Vancouver-based health food stores and pharmacies.

Our main Natural Program assets are our proprietary formulations which are developed in-house. Raw materials are sourced internationally to ensure the highest possible quality. Large-scale manufacturing is currently outsourced to specialized providers who comply with Good Manufacturing Practices standards. Our Natural Program products are marketed in the US, Canada and Europe.


Products and services of Natural Program Inc.

Currently, our main Natural Program product line consists of five liquid herbal remedies which we believe improve the quality of day-to-day life, offering solutions for common health problems. No independent studies have been performed to evaluate the effectiveness of the formulations. The formulas are sold in 2 oz./59.1ml bottles and retail for approximately CDN$20.

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

Herbal Laboratories

In addition to the wholesale product lines described above, Our Natural Program Herbal Laboratories specializes in dispensing Chinese herbal extracts including traditional Chinese herbal formulas, custom herbal formulas and single herbal extracts in granulated form. Doctors of traditional Chinese medicine prescribe herbal formulas just like traditional physicians prescribe medications. Patients drop off their prescriptions at the Natural Program laboratory where the formulations are mixed by professional herbalists. As an incentive for practitioners to refer their patients to Natural Program they receive a commission based on the value of herbs sold.

We carry over 400 single Chinese herbal extracts and more than 350 of the most commonly used formulas. Both are packed in 50g and 100g bottles and may be special ordered in larger quantities.

Market

The total size of the global herbal remedy market is estimated to be US $30 billion with an annual growth rate of 10 percent according to the Chinese State Drug Administration. The market is currently dominated by traditional, grass-roots products sold as raw herbs which require preparation such as drying or boiling. The market is underserved by professional products which are safe, easy to use and effective. This is mainly due to the complex regulatory environment and the start-up capital requirements for developing and dispensing herbal remedies.


Target Market

Our Natural Program remedies are targeted at the general public and intended as part of everybody's home pharmacy. They are typically used by environmentally conscious, socially responsible, family-oriented and educated shoppers who:

Already use natural medicine and look for natural, non-habit forming remedies to common health problems; or Are first-time users of natural medicine who look for effective, easy-to-use "starter" products to familiarize themselves with the benefits of natural remedies.


Market Acceptance

Market acceptance of our Natural Program products is based on that fact that people in today's health-conscious marketplace prefer to prevent and treat illness with natural remedies as part of a holistic approach to health and well-being instead of taking chemically prepared medications with unwanted side effects. A recent study by Stanford University shows that 70% of the population in the US used some form of alternative medicine in the past year with herbal remedies being one of the fastest growing market segments.

Competition

As a manufacturer and wholesaler of herbal remedies, our Natural Program competes with manufacturers of natural medicine products. Other competition includes allopathic pharmaceutical drug companies and natural therapists who supply professional lines of natural health products.

Most competitors can be categorized in the following three groups:

Small to medium sized Chinese herbal dispensaries who fill custom formula prescriptions through direct sales and over the Internet. Medium sized manufacturers of Western herbal remedies, minerals, vitamins, etc. Large pharmaceutical drug companies who offer natural remedies in addition to traditional drugs.

Our focus is to capture the segments of the markets which do not buy from large corporations but prefer smaller, specialized providers.


Marketing plans and strategies

Distribution

Our Natural Program products are currently distributed through direct sales to natural health food store and pharmacies on a test market basis in Vancouver. To expand its distribution to the rest of Canada, the US and Europe and to include general grocery and mass food chains Natural Program is identifying specialized distributors for each of its geographical markets.

Promotion

In order to support retail sales, we provide extensive product information and educational seminars to sales personnel in order to enable them to effectively sell its products. We also provide point of purchase displays and informational brochures for end-consumers. In the future, we intend to advertise in trade publications and attend industry trade shows.

Stated business objectives

Our major objectives for Natural Program are threefold:

Expand product line - short-term:
Our strategic focus is on developing and marketing our existing products in Canada, the US and Europe as well as expanding our product range through in-house product development.

Expand distribution to increase volumes - short- to medium-term:
In order to take advantage of economies of scale we are seeking to expand our national distribution in Canada, the US and Europe. This will be achieved by identifying suitable distribution partners and adding selected distributors in the areas of natural pharmacies, health food chains and general grocery. In addition, we intend to hire key sales personnel in each of our main geographical target markets.

Establish production facility - long-term:
We currently outsource the manufacturing of our Natural Program products to specialized providers. In the long-term, we are looking to establish our own production facilities by way of acquiring selected suppliers.


Employees: Our employees are engaged as follows:

------------------------ -------------------- -------------------- -------------------- --------------------
                           Administration/          Sales/             Production/             Total
                             Accounting            Marketing           Operations
------------------------ -------------------- -------------------- -------------------- --------------------
Garuda Capital Corp.              2                    -                    -                    2
------------------------ -------------------- -------------------- -------------------- --------------------
Hagensborg Foods Ltd.             3                    2                    6                   11
------------------------ -------------------- -------------------- -------------------- --------------------
Natural Program Inc.              2                    -                    2                    4
------------------------ -------------------- -------------------- -------------------- --------------------



Item 2. Description of Property.

Our properties are as follows:

----------------------- ----------------------- -------------- ----------------- ----------------------- -------------
Lease Details                  Location          Sq Footage     Monthly lease            Leasor             Expiry
----------------------- ----------------------- -------------- ----------------- ----------------------- -------------
Hagensborg Foods        1576 Rand Avenue,                                        Granville South
                        Vancouver, BC V6P          12,000         C $16,000      Business Centre         March 31,
                        3G2, Canada                                   or         Holdings Ltd.           2004
                                                                  US $10,300     C/O Maple Leaf
                                                                                 Property Management
                                                                                 Third Floor, 100 Park
                                                                                 Royal
                                                                                 West Vancouver, BC
                                                                                 V7T 1A2
----------------------- ----------------------- -------------- ----------------- ----------------------- -------------
Natural Program         102 - 2245 West                                          Oaktree Management
                        Broadway, Vancouver,         800         C$ 1,400.00     23575-124th Avenue,     March 31,
                        BC V6K 2E4, Canada                        US $903.00     Maple Ridge, BC. V2X    2004
                                                                                 4K3
----------------------- ----------------------- -------------- ----------------- ----------------------- -------------
Garuda Capital          502 - 1978 Vine         The Company's head office is currently located in the private
                        Street, Vancouver, BC   residence of C. Robin Relph, President of Garuda Capital Corp. No
                        V6K 4S1                 consideration is being paid to Mr. Relph. A commercial office space will be leased in due course as needed.
----------------------- ----------------------- ----------------------------------------------------------------------


Item 3. Legal Proceedings. The Company is not involved in any legal proceedings as of the date of the filing of this annual. report.

Item 4. Submission of Matters to a Vote of Security Holders.: No matters were submitted to the a vote of the securities holders during the fourth quarter of the fiscal year ended June 30, 2003.

                                     PART II

Item 5. Market for Common Equity and Related Stockholder Matters.
The Company's common stock is listed for sale on the NASD OTC Bulletin Board and began trading in June 2000. Prior to June 2000 there was no established market for the Company's common stock.

The following table summarizes trading in the Company's common stock, as provided by quotations published by the OTC Bulletin Board for the periods as indicated. The quotations reflect inter-dealer prices without retail mark-up, markdown or commission, and may not represent actual transactions.


--------------- ----------------
                      BID
--------------- ----------------
Quarter ended    High     Low
--------------- ------- --------
06/30/03         0.22    0.15
--------------- ------- --------
03/31/03         0.3     0.21
--------------- ------- --------
12/31/02         0.39    0.21
--------------- ------- --------
09/30/02         1.2     0.22
--------------- ------- --------





As of September 30, 2003 there were 6,373,575 shares of common stock outstanding and there were approximately 80 holders of the Company's common stock.

The Company has not declared a dividend during the fiscal year ended June 30, 2003 and does not anticipate declaring a dividend in its current fiscal year.


Equity Compensation Plan Information

The Company has a Stock Option Plan, the "Garuda Capital Corp. 2002 Stock Option Plan" (the "Plan"). The Plan provides that the Board shall exercise its discretion in awarding options under the Plan, not to exceed 2,000,000 shares. The per share option price for the stock subject to each option shall be as the Board may determine. All options must be granted within ten years from the effective date of the Plan. There is no express termination date for the options although the Board may vote to terminate the Plan.



             Plan category                Number of securities to       Weighted average        Number of securities
                                          be issued upon exercise      exercise price of      remaining available for
                                          of outstanding options,     outstanding options,        future issuance
                                            warrants and rights       warrants and rights
                                                    (a)                       (b)                       (c)
Equity compensation plans approved by                0                                                   0
security holders
Equity compensation plans not approved            675,000                    $0.30                   1,325,000
by security holders
Total                                             675,000                                            1,325,000


Item 6. Management's Discussion and Analysis of Financial Condition and Plan of Operation

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

Hagensborg Foods Ltd. was acquired for consideration of a total of US$700,000 cash with $700,000 for all its outstanding share capital. Subsequent to the acquisition, we paid $420,000 for liquidation of certain debentures of Hagensborg Foods Ltd. The two debenture holders were Madrona Investments, an unrelated party, and Hagensborg Limited, a related party as Mr. Robin Relph, a Director and President of Garuda, is also a shareholder and Director of Hagensborg Limited.

On April 19, 2002, our subsidiary Hagensborg Foods Ltd. acquired certain assets of Hagensborg Foods Corp., hereafter "HFC", excluding the cash and accounts receivable, for $1,000,0000. HFC shares certain common shareholders and directors with the Company and is therefore considered to be a related party for accounting purposes. Related party transactions are usually measured at the transferor's carrying amount in the absence of independent verification. Carrying amounts are defined as the cost amount on the accounts of the transferor after adjusting for any amortization or impairment in value. Accordingly the Company has recorded the acquisition at HFC's carrying value of $232,679, $100,000 in equipment and $132,679 in inventory. The difference between the carrying amount and the agreed exchange amount of $767,321 has been charged to deficit as a shareholder distribution in the current period.

Natural Program Inc. was acquired for consideration of 500,000 common shares of Garuda Capital Corp. Robin Relph and Birgit Schrott are Directors of Natural Program Inc.

We have incorporated two further subsidiaries, Garuda Ventures Canada Inc. and Garuda Gold Corporation. Both companies are incorporated under the laws of British Columbia, Canada. They hold any idle working capital to be invested in marketable securities. The companies have no other assets.


Results of Operations Fiscal 2003 vs. Fiscal 2002 - Garuda Capital Corp. on Consolidated Basis

We realized total revenues of $ 2,065,888 and the net loss for the year ended June 30, 2003 was $ 1,370,114.

Liquidity and Capital Resources Fiscal 2003 vs. 2002 - Garuda Capital Corp. on Consolidated Basis

We believe that sales from our new subsidiaries will not provide sufficient capital resources to sustain operations and fund product development until fiscal year 2004/2005. While we have received a "going concern" opinion from our auditors, we expect to raise capital through the conversion of outstanding warrants and equity sales including a Rights Offering to our existing shareholders to fund future growth until we operate above the break-even point. We continually evaluate opportunities to sell additional equity or debt securities, or obtain credit facilities from lenders to strengthen our financial position. The sale of additional equity or convertible debt securities could result in additional dilution to our stockholders.

Cash flows from financing activities during the year included the following transactions:


- Our current assets include $ 96,644 in Available for Sale Securities.
- Several loans were made to us by shareholders:

   -  Armada Investments                 $  35,000
   -  Channing Investments               $ 150,000
   -  International Cetec                $  50,000
   -  Buckingham Securities              $  40,000
   -  CCAR                               $  56,000
   -----------------------------------------------
                                         $ 331,000




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

Discussion and Analysis of Financial Condition and Plan of Operation for Each Operating Subsidiary

In order to be more informative regarding the results of operations and the liquidity and capital resources for each of our operating subsidiaries, the following discussion is separated between Hagensborg Foods Ltd. and Natural Program Inc.

Results of Operations Fiscal 2003 vs. Fiscal 2002 - Hagensborg Foods Ltd.

Revenues of $ 1,884,470 in the fiscal year ended June 30, 2003 were 26 % higher than the $ 1,493,727 in revenues reported for the fiscal year ended June 30, 2002. The increase was due to the acquisition of the assets of Hagensborg Food Corporation in April 2002, which included a category of seafood products.


Gross profit for the year ended June 30, 2003 was $ 484,421 versus $ 338,066 in 2002. Gross profit percentage was stable at 22.5 % in 2003 versus 22.6 % in 2002.

Net loss for the year ended June 30, 2003 was $ 477,933 versus $ 216,545 for the same period in 2002, representing a 120 % increase in net losses. The increase in net loss is primarily due to a temporary disruption in our sales efforts caused by a change in our sales personnel and decreased sales volume due to the overall economic climate.

Our sales and marketing costs consist primarily of personnel costs, advertising, promotions, and tradeshows. Total costs were $ 310,827 and $ 99,671 for the fiscal years ended June 30, 2003 and June 30, 2002 respectively. The increase of $ 211,156 is largely due to a additional marketing costs associated with our seafood product line as well as new product development. We anticipate that sales and marketing costs will begin to grow over the foreseeable future as we implement our business growth strategies.

Our general and administrative costs consist primarily of personnel costs, professional and legal costs, consulting fees, and general office costs. Our general and administrative costs were $ 450,202 and $ 252,091 for the fiscal years ended June 30, 2003 and June 30, 2002, respectively. The increase in general and administrative costs between the two years is largely the result of $ 26,024 in interest and bank charges and $ 65,358 in consulting fees. General and administrative costs as a percentage of revenue increased between the two periods as a result of increases in expenses over the same periods. We anticipate that general and administrative costs will remain stable over the foreseeable future.

Our premise and equipment leases were $ 127,802 and $ 124,091 for the fiscal years ended June 30, 2003 and June 30, 2002, respectively. We anticipate that our premise lease costs will remain constant. Our lease expires March 31, 2004.

Our Depreciation costs were $ 43,684 and $ 59,146 for the fiscal years ended June 30, 2003 and June 30, 2002 respectively. We do not anticipate that our depreciation costs will change dramatically in the fiscal 2004.



Liquidity and Capital Resources Fiscal 2003 vs. 2002 - Hagensborg Foods Ltd.

Since inception through April 1, 2002 when Hagensborg Foods Ltd. was acquired by Garuda Capital Corp., we have financed our operations partly through revenues for operations and bank credit facilities, and partly through the issuance of equity shares and convertible debentures. We have not been able to operate above the break-even point since inception and have had to rely on our parent company for capital resources. We believe that sales from our new product lines will add new capital resources, but may not be sufficient to sustain operations and fund new product launches until fiscal 2004/2005.

During the fiscal year ended June 30, 2003, our current assets to current liabilities ratio decreased from 1.63 to 0.64. Current assets decreased $ 187,499 from $ 566,925 to $ 379,426. This was primarily due to lower accounts receivable as a result of lower sales and improved inventory management practices including lower levels of packaging and finished goods inventories. Non-current assets decreased from $ 377,532 to $359,243 net of depreciation.

We have reorganized our banking relationship and secured a $250,000 operating line of credit and a $200,000 long-term loan . As at June 30, 2003 the outstanding principal on the bank loan was $169,400 and the operating line was at $263,479. We have also received loans in the total amount of $425,861 from our parent company, Garuda Capital Corp.

Future Outlook - Hagensborg Foods Ltd.

In order to achieve an increase in sales and to operate above a break-even point we have focused part of our efforts to develop new confectionary products that we can sell through the seasonal periods such as Christmas, Valentines Day, Easter, and Mother's Day. The company has traditionally lacked seasonal items focused on Valentines and Easter which has resulted in low sales during these periods. We have also focused part of our efforts to develop new confectionary products that we can sell throughout the year as an "everyday" item to help develop a constant stream of sales on a month to month basis. New product developments include Leone, a high end gift box chocolate and Mountain Ridge, a Belgian chocolate bar.

We are currently employing one in house sales manager and we are using regional brokers throughout North America to make presentations on our behalf to various customers in their local regions, and plan to increase our usage of brokers who have developed relationships with key buyers in their regions.

Our plans are to target several different market channels including Club Stores such a Costco, Sam's, and BJ's which can provide a substantial volume on a seasonal basis. Other channels that we will pursue include food distributors, grocery stores, specialty stores, gift basket distributors, convenience stores, drug stores, and department stores, book stores, and floral shops.

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

Results of Operations Fiscal 2003 vs. Fiscal 2002 - Natural Program Inc.

Natural Program Inc. realized revenues totaling $ 139,106 in fiscal 2003. Gross profit for the year ended June 2003 was $ 15,759. Gross profit percentage was 11%. Net loss for the year ended June 2003 was $ 69,216.

Currently, our sales consist mostly of Chinese herbal formulations to practitioners of traditional Chinese medicine on a wholesale basis. We sell the herbs to practitioners for a wholesale price and they in turn retail them to their patients with a mark-up (usually 100%). We collect the difference for the practitioners and balance their accounts at the end of every month. We have introduced a 15% price increase for our Chinese herbs in April 2003 to adjust to price increases from our suppliers. In addition, we have introduced a dispensing fee for custom formulations to account for the labor intensiveness of the customization.

In addition to our range of Chinese herbs, we are in the process of test marketing a line of Western herbal remedies in the Vancouver market. As we implement our marketing plan for this product category in Western Canada, the Pacific North West and subsequently the rest of Canada and the US we expect sales to increase over the coming year. Our newly redesigned website www.naturalprogram.com will be an important tool to market both our product lines.

Our general and administrative costs consist primarily of professional and legal costs, consulting fees, rent and general office costs. General and administrative expenses increased from $15,096 in fiscal 2002 to $65,846 in fiscal 2003. As part of general and administrative expenses, consulting fees increased from $ 7,419 in fiscal 2002 to $ 20,229 in fiscal 2003 or 173 %. This increase in mainly due to the necessity for new product formulations, marketing development and outsourced management and accounting expenses as a result of the growth of our operations. In the future, as we implement our growth plans, we anticipate to hire commission sales people which will not affect our consulting expenses. We do not anticipate our consulting expenses to increase significantly over the next year.

Rent increased marginally to $11,585 in 2003 versus $ 10,664 in 2002. As we implement our business growth strategies we anticipate to rent a warehouse facility to handle and store additional inventory. Professional fees associated with legal fees for trademark development decreased slightly between 2002 at $ 1,945 and 2003 at $1,192.

We anticipate to incur sales and marketing costs, including hiring a sales person, broker fees and tradeshow attendance fees as we implement our business growth strategies.


Liquidity and Capital Resources Fiscal 2003 vs. 2002 - Natural Program Inc.

Since inception through April 1, 2002 when Natural Program Inc. was acquired by Garuda Capital Corp. we have financed our operations partly through revenues and bank credit facilities, and partly through the issuance of equity shares. We are not yet able to operate above the break-even point and have to rely on our parent company for capital resources. We believe that additional sales resulting from our increased marketing efforts will add new capital resources, but may not be sufficient to sustain operations and fund new product launches until fiscal 2004/2005.

During the fiscal year ended June 30, 2003, our current assets to liabilities ratio increased from 0.85 to 0.97. Current assets increased slightly from $ 30,420 to $ 31,744. Noncurrent assets decreased from $ 25,401 to $ 20,241 net of depreciation during the fiscal year. The decrease is primarily due to the sale of the company vehicle.

Total liabilities increased from $ 61,132 in fiscal 2002 to $ 121,507 in fiscal 2003. This includes $ 27,946 in current liabilities and $101,569 in long-term debt. Long-term debt includes a $96,674 loan from our parent company, Garuda Capital Corp. We sold our company vehicle generating a loss of $ 2,301. The bank loan of $ 4,648 as at June 30, 2002 associated with the lease of the company vehicle was subsequently eliminated.

Financing activities for the current year included a $ 88,195 loan from our parent company, Garuda Capital Corp.

Future Outlook - Natural Program Inc.

In order to achieve an increase in sales, reach critical mass and to operate above a break-even point we will focus our efforts to expand the geographical reach of our sales and thereby increase volume.

We are planning to hire a sales person before the end of the calendar year 2003 to sell our products in Western Canada, the Pacific Northwest and subsequently the rest of Canada and the US. We will encourage practitioners who are not in close proximity of our Vancouver laboratory to buy in higher quantities from us which will enable us to increase our margins as a result of shipping and handling costs.

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

Item 7. Financial Statements.





                    CONSOLIDATED FINANCIAL STATEMENTS



                    GARUDA CAPITAL CORP.


                    VANCOUVER, BRITISH COLUMBIA, CANADA


                    JUNE 30, 2003 AND 2002





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

                    3.   CONSOLIDATED STATEMENTS OF OPERATIONS

                    4.   CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS'
                         EQUITY

                    5.   CONSOLIDATED STATEMENTS OF CASH FLOWS

                    6.   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

INDEPENDENT AUDITORS' REPORT




Board of Directors
Garuda Capital Corp.

We have audited the accompanying consolidated balance sheets of Garuda Capital Corp. at June 30, 2003 and 2002 and the consolidated statements of operations, changes in stockholders' equity and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Garuda Capital Corp. at June 30, 2003 and 2002, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

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



/s/ SPICER, JEFFRIES & CO.
Denver, Colorado
September 29, 2003



Garuda Capital Corp.

CONSOLIDATED BALANCE SHEETS


June 30, 2003 and 2002(US Dollars)


                                                               2003             2002
--------------------------------------------------------------------------------------
ASSETS

Current

    Accounts receivable                                     $   100,439    $   210,834
    Available-for-sale securities                                94,644        204,186
    Inventory, net  [Note 3]                                    293,222        365,989
    Prepaid expenses                                             25,817         20,523
    Subscriptions receivable                                       --          100,000
--------------------------------------------------------------------------------------
    Current assets                                              514,122        901,532
    Property and equipment, net [Note 4]                        387,394        401,826
    Goodwill [Note 5]                                              --          661,524
--------------------------------------------------------------------------------------
                                                            $   901,516    $ 1,964,882
=======================================================================================

LIABILITIES
Current
    Bank indebtedness [Note 7]                              $   263,479    $    10,624
    Accounts payable and accrued expenses                       352,325        363,563
    Unearned revenue                                               --           35,297
    Current portion of capital lease obligation [Note 8]          2,938          3,951
    Bank loan [Note 7]                                          169,400           --
    Amounts due to shareholders [Note 9]                        335,455        432,504
--------------------------------------------------------------------------------------
    Current liabilities                                       1,123,597        845,939
    Capital lease obligation [Note 8]                             4,463          6,166
--------------------------------------------------------------------------------------
                                                              1,128,060        852,105
SHAREHOLDERS' EQUITY (DEFICIENCY)
Preferred stock, $0.001 par value; authorized 10,000,000;
     Issued: None                                                  --             --
Common stock, $0.001 par value; authorized 50,000,000;
     Issued: 6,299,575 (2002: 6,049,578)                          6,300          6,050
Capital in excess of par value                                2,437,389      2,359,801
Deficit                                                      (2,670,233)    (1,253,074)
--------------------------------------------------------------------------------------
                                                               (226,544)     1,112,777
--------------------------------------------------------------------------------------

                                                            $   901,516    $ 1,964,882
=======================================================================================




The accompanying notes are an integral part of these statements.


                                                                                      2

Garuda Capital Corp.

CONSOLIDATED STATEMENTS OF OPERATIONS


Years ended June 30, 2003 and 2002 (US Dollars)




                                                        2003           2002
--------------------------------------------------------------------------------
REVENUE

Sales                                                $ 2,065,888    $   340,937
Cost of goods sold                                     1,569,092        343,711
--------------------------------------------------------------------------------
                                                         496,796         (2,774)

EXPENSES

General and administrative                               912,947        237,995
Impairment of goodwill [Note 5]                          661,524           --
Advertising and promotion                                310,827          6,457
Depreciation                                              57,309         15,908
--------------------------------------------------------------------------------
                                                       1,942,607        260,360
--------------------------------------------------------------------------------

Loss before other income                              (1,445,811)      (263,134)

OTHER INCOME

Gain on sale of marketable securities                     65,884          8,724
Gain (Loss) on sale of equipment                           9,813         (4,046)
--------------------------------------------------------------------------------
NET LOSS                                             $(1,370,114)   $  (258,456)
================================================================================



NET LOSS PER COMMON SHARE - BASIC AND FULLY DILUTED  $     (0.22)   $     (0.53)
--------------------------------------------------------------------------------

WEIGHTED AVERAGE NUMBER OF COMMON SHARES               6,299,575        489,595
--------------------------------------------------------------------------------


The accompanying notes are an integral part of these statements.

Garuda Capital Corp.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME


Years ended June 30, 2003 and 2002 (US Dollars)


                                         2003          2002
----------------------------------------------------------------


NET LOSS                             $(1,370,114)   $  (258,456)
OTHER COMPREHENSIVE INCOME (LOSS):
   Unrealized holding losses             (51,770)          --
   Exchange gains                          4,725          3,684
----------------------------------------------------------------


COMPREHENSIVE LOSS                   $(1,417,159)   $  (254,772)
================================================================







The accompanying notes are an integral part of these statements.



Garuda Capital Corp.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY


Years ended June 30, 2003 and 2002                                                          (US Dollars)




                                                                Capital in   Accumulated
                                         Common Stock           Excess of    Deficit and
                                      Shares       Amount       Par Value    Other            Total
--------------------------------------------------------------------------------------------------------
Balances, June 30, 2001                247,575   $       248   $   160,503   $  (230,981)   $   (70,230)

Common stock issued for cash         5,302,000         5,302     2,199,298          --        2,204,600
Common stock issued for
   acquisition of Natural
   Program Inc.                        500,000           500          --            --              500
Translation adjustment                    --            --            --           3,684          3,684
Net loss                                  --            --            --        (258,456)      (258,456)
Distributions (Note 6)                    --            --            --        (767,321)      (767,321)
--------------------------------------------------------------------------------------------------------
Balances, June 30, 2002              6,049,575         6,050     2,359,801    (1,253,074)     1,112,777
                                                                                               (504,486)

Common stock issued for debt            40,000            40        14,798          --           14,838
Common stock issued for services        25,000            25         7,475          --            7,500
Common shares issued as salaries       185,000           185        55,315          --           55,500
Translation adjustment                    --            --            --           4,725          4,725
Unrealized loss on
   available-for-sale securities          --            --            --         (51,770)       (51,770)
Net loss                                  --            --            --      (1,370,114)    (1,370,114)
--------------------------------------------------------------------------------------------------------
Balances, June 30, 2003              6,299,575   $     6,300   $ 2,437,389   $(2,670,233)   $  (226,544)
========================================================================================================







The accompanying notes are an integral part of these statements.





Garuda Capital Corp.

CONSOLIDATED STATEMENTS OF CASH FLOWS


Years ended June 30, 2003 and 2002                                                      (US Dollars)


                                                                          2003            2002
--------------------------------------------------------------------------------------------------
OPERATIONS
Net loss                                                               $(1,370,114)   $  (258,456)
Items not involving cash:
    Depreciation                                                            57,309         15,908
    Foreign currency translations                                            4,725          3,684
    Loss on sale of equipment                                               (9,813)         4,046
    Gain on sale of marketable securities                                  (65,884)        (8,724)
    Impairment of goodwill                                                 661,524           --
    Shares issued for salaries                                              55,500           --
    Shares issued for services                                               7,500           --
Changes in operating assets and liabilities:
    Decrease in accounts receivable                                        110,395           (775)
    Increase (Decrease) in prepaid expenses                                 (5,294)        (6,477)
    (Decrease) Increase in accounts payable and accrued expenses             3,600        125,305
    Decrease (Increase) in marketable securities                           123,656       (195,462)
    Decrease (Increase) in inventory                                        72,767       (116,812)
    (Decrease) Increase in unearned revenue                                (35,297)        35,297
-------------------------------------------------------------------------------------------------
          Net cash used in operating activities                           (389,426)      (402,466)

FINANCING
Share subscription                                                         100,000
Proceeds from bank loan                                                    169,400           --
Proceeds from issuance of common shares                                       --        2,104,600
Distributions                                                                 --         (767,321)
Repayment of long term debt                                                   --             (757)
Decrease in amounts due to shareholders                                    (97,049)       (65,429)
Increase in bank indebtedness                                              252,855         10,624
Decrease in capital lease                                                   (2,716)          --
-------------------------------------------------------------------------------------------------
          Net cash provided by financing activities                        422,490      1,281,717

INVESTING
Acquisition of property and equipment                                      (33,064)      (121,320)
Bank indebtedness acquired from acquisition of Hagensborg Foods Ltd.          --          (52,038)
Bank indebtedness acquired from acquisition of Natural Program Inc.           --           (6,413)
Acquisition of Hagensborg Foods Ltd.                                          --         (700,000)
-------------------------------------------------------------------------------------------------

          Net cash used in investing activities                            (33,064)      (879,771)
-------------------------------------------------------------------------------------------------

Net decrease in cash                                                          --             (520)

Cash, beginning of year                                                       --              520
-------------------------------------------------------------------------------------------------
CASH, end of year                                                      $      --      $      --
=================================================================================================

The accompanying notes are an integral part of these statements.



                                                                                              6


Garuda Capital Corp.

CONSOLIDATED STATEMENTS OF CASH FLOWS(continued)


Years ended June 30, 2003 and 2002                                         (US Dollars)




SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING
 AND FINANCING ACTIVITIES:

                                                                 2003             2002


Supplemental disclosure of non-cash financing activities:
      Purchase of stock via subscription receivable          $         -   $     100,000
========================================================================================

      Stock issued in settlement of liability                $    14,838   $          -
=======================================================================================

Supplemental disclosure of non-cash investing activities:
      Common stock issued for purchase of subsidiary         $         -   $        500
=======================================================================================

Cash paid for interest                                       $    46,476   $     40,143
=======================================================================================







The accompanying notes are an integral part of these statements.

                                                                                     7

Garuda Capital Corp.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Years ended June 30, 2003 and 2002                                  (US Dollars)


1.  NATURE OF OPERATIONS AND BASIS OF PRESENTATION
--------------------------------------------------------------------------------

Organization - The Company was incorporated in Nevada on July 8, 1997 and is a public company traded on the NASDAQ OTC bulletin board. On February 14, 2003, the Company changed its name from Vanstar Films, Inc. to Garuda Capital Corp.

Nature of Operations - The Company, through it subsidiaries, sells and processes specialty food products and herbal medication to wholesale and retail customers in North America.

Going Concern -For the year ended June 30, 2003, the Company incurred a net loss of $1,370,114. The Company's ability to continue its operations and to realize assets at their carrying values is dependent upon the continued support of its shareholders, obtaining additional financing and generating revenues sufficient to cover its operating costs. Management's plans in regard to these matters are to raise additional equity funds as to meet any operating needs. The financial statements do not give effect to any adjustments which would be necessary should the Company be unable to continue as a going concern and therefore be required to realize its assets and discharge its liabilities at amounts different from those reflected in these consolidated financial statements.

2.  SIGNIFICANT ACCOUNTING POLICIES
--------------------------------------------------------------------------------

Principles of consolidation and basis of accounting - The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, as follows:

Garuda Ventures Canada Inc. and Garuda Gold Corp. are companies with no active business operations. Hagensborg Foods Ltd. ("HFL") processes and sells specialty food products to wholesale and retail customers in North America. Hagensborg Seafoods Ltd. ("HSL") processes and sells high-quality seafood products throughout North America. Natural Program Inc. ("NPI") sells natural herbal products to wholesale and retail customers in North America.

All intercompany accounts and transactions have been eliminated in consolidation.

Available-for-sale securities - The Company has invested in various securities classified as available-for-sale at June 30, 2003. These securities are carried at market value, with unrealized gains and losses reported as a separate component of shareholders' equity. At June 30, 2003, these securities had a fair market value of $94,644, which exceeded their cost basis by $51,770.

Inventory - Inventory is recorded at the lower of average cost or market. Cost includes materials, labor and applicable warehouse overhead. Market is replacement cost for raw materials and supplies and net realizable value for finished goods. The Company has recorded an allowance of $25,000 for inventory obsolescence.

Goodwill - Goodwill represented the excess of the cost of the acquisition over the fair value of the net identifiable assets acquired. Under Statement of Financial Accounting Standards No. 142, on an ongoing basis, management reviews the valuation of goodwill, including any events and circumstances which may have impaired its fair value. The amount of goodwill impairment, if any, is determined by assessing recoverability based on expected future cash flows and market conditions. Any impairment, other than temporary, in the carrying value is charged to earnings in the year incurred (see note 5).

Garuda Capital Corp.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS continued


Years ended June 30, 2003 and 2002                                  (US Dollars)


2.  SIGNIFICANT ACCOUNTING POLICIES (continued)
-------------------------------------------------------------------------------
Revenue recognition - The Company ships its products by common carrier and also sells products in its wholesale establishment. The Company receives its product sales price in the form of cash, credit card or on approved terms. The Company historically averages less than 1% in credits for returned or unsold products. Sales revenue and related discounts or volume incentives are recorded when the merchandise is shipped since performance by the Company is considered met when products are in the hands of the common carrier. The Company's reserve on accounts receivable takes into consideration future potential credits, if any, from the sale of products to customers.

Property and equipment - Property and equipment is recorded at cost less accumulated depreciation. Depreciation is provided for over the estimated useful lives of the assets on the following basis and annual rates:

Asset                                       Basis                        Rate
------------------------------------------------------------------------------
Manufacturing equipment                     Straight-line             15 years
Manufacturing tools                         Straight-line             15 years
Furniture and fixtures                      Straight-line             15 years
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

Garuda Capital Corp.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS continued


Years ended June 30, 2003 and 2002                                  (US Dollars)

2.  SIGNIFICANT ACCOUNTING POLICIES (continued)
--------------------------------------------------------------------------------

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

Reclassifications - Certain prior year amounts have been reclassified to conform to the current year presentation.

3.  INVENTORY
---------------------------------------------------------------------------
                                                  2003             2002
---------------------------------------------------------------------------
Packaging supplies                         $      170,495          202,072
Finished goods                                     74,906          111,035
Raw materials                                      43,580           48,641
Other supplies                                      4,241            4,241
---------------------------------------------------------------------------
                                           $      293,222          365,989
===========================================================================


4.  PROPERTY AND EQUIPMENT
--------------------------------------------------------------------------------



                                            Accumulated    Net Book Value
                                  Cost      Depreciation   2003              2002
-----------------------------------------------------------------------------------
Manufacturing equipment         $ 505,820   $   191,681    $  314,139    $  344,962
Manufacturing tools                41,741        22,217        19,524        17,950
Furniture and fixtures             44,449        23,766        20,683        14,508
Computer hardware and software     76,202        59,376        16,826         7,851
Trademarks                         31,424        15,202        16,222         5,612
Leasehold improvements             91,033        91,033             -         1,920
Automobile                              -             -             -         9,023
-----------------------------------------------------------------------------------
                                $ 790,669   $   403,275    $  387,394    $  401,826
===================================================================================

Garuda Capital Corp.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS continued


Years ended June 30, 2003 and 2002                                  (US Dollars)


5.  BUSINESS COMBINATIONS

Hagensborg Foods Ltd - Effective April 1, 2002, the Company acquired 100% of Hagensborg Foods Ltd. for $700,000. This business combination was accounted for under the purchase method of accounting.

The purchase price was allocated to the fair market value of the assets purchased and liabilities assumed. The purchase price was allocated as follows:




--------------------------------------------------------------------------------
     Purchase price, net of cash acquired                      $      700,000
--------------------------------------------------------------------------------

    Allocated as follows:
     Property and equipment                                             283,263
     Working capital acquired                                           251,676
     Capital leases and other debt                                     (496,463)
     Goodwill                                                           661,524

--------------------------------------------------------------------------------
                                                               $       700,000
================================================================================


The goodwill associated with the acquisition of Hagensborg Foods, Ltd. was reviewed in the fourth quarter of fiscal 2003 for impairment. The Company reviews its intangible assets at least annually or more frequently upon the occurrence of an event or when circumstances indicate that a reporting unit's carrying amount is greater than its fair value. The Company after monitoring the operations of Hagensborg Foods, Ltd. since acquiring it on April 1, 2002, have determined that its carrying amount exceeded its fair value, which was estimated based on the present value of expected future cash inflows. Accordingly, a goodwill impairment loss of $661,524 was recognized in that reporting unit.

Natural Program Inc. - Effective April 1, 2002, the Company acquired 100% of Natural Program Inc., accounted for under the purchase method of accounting, by issuing 500,000 common shares at a deemed value of $0.50 per share.

The purchase price has been allocated to the fair market value of the assets purchased and liabilities assumed on the following basis:



---------------------------------------------------------------------------
      Purchase price, net of cash acquired                      $      500
---------------------------------------------------------------------------
     Allocated as follows:
      Property and equipment                                        17,197
      Working capital deficiency                                    (4,354)
      Capital leases and other debt                                (12,343)
---------------------------------------------------------------------------
                                                                 $     500
===========================================================================

Garuda Capital Corp.


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS continued

Years ended June 30, 2003 and 2002                                  (US Dollars)

6.  ACQUISITION OF ASSETS

On April 19, 2002, the Company acquired all the assets of Hagensborg Foods Corp. ("HFC"), excluding the cash and accounts receivable, for $1,000,0000. HFC shares certain common shareholders and directors with the Company and is therefore considered to be a related party for accounting purposes. Related party transactions are usually measured at the transferor's carrying amount in the absence of independent verification. Carrying amounts are defined as the cost amount on the accounts of the transferor after adjusting for any amortization or impairment in value. Accordingly the Company has recorded the acquisition at HFC's carrying value of $232,679, $100,000 in equipment and $132,679 in inventory. The difference between the carrying amount and the agreed exchange amount of $767,321 has been charged to deficit as a shareholder distribution during the year ending June 30, 2002.

7.  BANK INDEBTEDNESS AND BANK LOANS
-------------------------------------------------------------------------------

Demand loan - The Company has a demand loan of $200,000. As of June 30, 2003 the Company had drawn $169,400 of this loan. The loan is personally guaranteed by a shareholder of the Company. Outstanding advances bear interest at the banks base rate (4.5% at June 30, 2003) plus 2%, payable on demand by the bank, secured by all present and future personal property acquired by HFL.

Assuming demand is not made the annual loan principal payments are due on June 30 of each year as follows:

         2004                                            $       40,800
         2005                                                    40,800
         2006                                                    40,800
         2007                                                    47,000
-----------------------------------------------------------------------
                                                         $      169,400
=======================================================================

Overdraft - The Company has a bank overdraft facility in the amount of $250,000. Outstanding advances bear interest at the banks base rate (4.5% at June 30, 2003) plus 2%. At June 30, 2003, the Company had an outstanding balance of $263,479 on this overdraft facility. The facility is personally guaranteed by a shareholder of the Company and all present and future personal property acquired by HFL.

8.  CAPITAL LEASE OBLIGATIONS
-------------------------------------------------------------------------------

Future minimum payments and the obligations due under capital leases are as follows:

                                                       2003          2002
-------------------------------------------------------------------------------
    2003                                           $         -    $     5,164
    2004                                                 5,164          5,164
    2005                                                 2,128          2,128
-------------------------------------------------------------------------------
                                                         7,292         12,456
Less amount representing interest                            -        (2,339)
-------------------------------------------------------------------------------
                                                         7,292        10,117
Less current portion                                   (2,938)        (3,951)
-------------------------------------------------------------------------------
                                                   $     4,463    $    6,166
===============================================================================

Interest of $502 was imputed on the capital leases, at a rate of 1.88%. Garuda Capital Corp.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS continued


Years ended June 30, 2003 and 2002                                  (US Dollars)


9.  AMOUNTS DUE TO SHAREHOLDERS
-------------------------------------------------------------------------------

The Company is indebted to certain shareholders as follows:


                                                                         2003      2002
----------------------------------------------------------------------------------------
Shareholder note bearing interest at 30%, due August 1, 2003
unsecured                                                             $ 56,000   $   --

Shareholder notes bearing interest at 10%, due September 1, 2003
secured by all personal property of HFL and GGC                        100,000       --

Shareholder notes bearing interest at 10%, due November 1, 2003
secured by all personal property o HFL and GGC                         175,000       --


-----------------------------------------------------------------------------------------
                                                                       331,000       --

Advances from shareholders, unsecured, non-interest bearing with no
specified due dates                                                      4,455    432,504

-----------------------------------------------------------------------------------------
                                                                      $335,455   $432,504
=========================================================================================


10.  STOCKHOLDERS' EQUITY
--------------------------------------------------------------------------------

In February 2002, the Company issued 1,000,000 shares of common stock for $100,000.

In addition, during 2002 the Company issued 4,302,000 units for $0.50 per unit. Each unit consisted of one common share and one non-transferable warrant. Each warrant entitles the holder thereof to purchase one additional common share at a price of $0.50 per share up to April 12, 2003, $0.60 per share up to April 12, 2004, $0.70 per share up to April 12, 2005.

For the year ended June 30, 2003, the Company issued 210,000 shares of common stock valued at $63,000 to employees and consultants of the Company for services rendered. In addition, the Company issued 40,000 shares of common stock valued at $14,838 to prior employees of the Company for amounts due them.

Garuda Capital Corp.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS continued


Years ended June 30, 2003 and 2002                                  (US Dollars)


11. STOCK OPTIONS
--------------------------------------------------------------------------------


On October 10, 2002, the Company's Board of Directors adopted the 2002 Stock Option Plan (the "Plan"). The aggregate number of shares of common stock that may be granted by the Company will not exceed a maximum of 2,000,000 shares during the period of the Plan. The Board of Directors may at any time terminate the Plan. The option price per share is determined by the Board of Directors when the stock option is granted but may not be less than the fair market value per share on the date of grant.

If for any reason a recapitalization, sale or merger of the Company occurs, all shares subject to the stock option Plan shall be immediately adjusted proportionally. The Board of Directors may amend the Plan at any time.

Information with respect to all options is as follows:

                                                                                         Weighted         Weighted
                                                           Other          Exercise         Average         Average
                                       Compensation       Options          Price          Exercise      Remaining Life
                                            Plan        And Warrants       Range            Price
                                      ---------------- --------------- --------------- ---------------- ---------------
Balances at June 30, 2002                     -               -           $      -        $      -
     Granted                            675,000               -               0.30             0.30         5 years
     Forfeited                                -               -                  -               -
                                      ---------------- --------------- --------------- ----------------
Balances at June 30, 2003               675,000               -          $    0.30        $    0.30         4.71years
  At June 30, 2003                    =================================================================

Number of options exercisable                -                -          $       -        $      -
  At June 30, 2003                    =================================================================



At June 30, 2003 1,325,000 share options were available for future grant under the Plan.

The Company measures compensation cost under APB #25 based on the intrinsic value of the options at the grant date. The 130,000 options granted on October 10, 2002 vest in total one year after the date of grant. The options were granted at the quoted market price of $0.30, therefore no compensation cost will be incurred when the option vest under the intrinsic method.

Had the Company measured compensation cost based on the fair value of the options at the grant date consistent with the method prescribed by SFAS 123, the Company will incur compensation cost when the options vest in fiscal 2004 of $200,537.

Garuda Capital Corp.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS continued


Years ended June 30, 2003 and 2002                                  (US Dollars)

11. STOCK OPTIONS (continued)
--------------------------------------------------------------------------------



                                                                   2003             2002
                                                               -------------    -----------
Net loss, as reported                                          $  (1,370,114)  $   (258,456)

Add:  Stock-based employee compensation expense included in
reported net income, net of related tax effects                         --             --

Deduct:  Total  stock-based  employee  compensation  expense determined  under fair value  based  method for all  awards,
net of related tax effects                                              --              --
                                                               -------------    -----------
Pro forma net loss
                                                               $  (1,370,114)  $   (258,456)
                                                               =============    ===========
Earnings per share:
  Basic and diluted earnings (loss) per common share
       As reported                                             $      (0.22)   $     (0.53)
       Pro forma                                                      (0.22)         (0.53)



The fair value of each option grant was estimated at the date of the grant using the Black-Scholes option pricing model with the following assumptions for 2003: risk-free interest rate of 1.74%; no dividend yield; expected life of 5 years; and volatility of 230%.

12.  RELATED PARTY TRANSACTIONS
--------------------------------------------------------------------------------

During the year the Company had the following related party transactions:

     (a)  During 2003, the Company had product sales of $456,841 (2002:
          $368,787) in the normal course of business from HFC.

     (b) For the years ended June 30, 2003 and 2002 the Company incurred consulting and management fees of $148,500 and $48,775, respectively to officers and directors of the Company.

     (c) The Company paid a $18,000 fee to the president of the Company for his personal guarantee of a loan received by the Company (see note 7).

     (d) Accounts payable includes $11,408 due to officers and directors of the Company for consulting and management fees.

     (e) The Company incurred accounting fees of $2,493 to a company owned by a director of the Company.

     (g)  The Company incurred marketing charges of $110,223 to HFC.

     (h)  The Company incurred bad debts of $167,672 from HFC.

Garuda Capital Corp.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS continued


Years ended June 30, 2003 and 2002                                  (US Dollars)


13. COMMITMENTS
--------------------------------------------------------------------------------

The Company leases certain premises and equipment. Annual minimum lease payments for 2004 are $100,827.

Rent expense for the years ended June 30, 2003 and 2002 was $139,765 and $32,664, respectively.


14. INCOME TAXES
--------------------------------------------------------------------------------

The Company has a Canadian net operating loss carryforward of approximately $1,830,000 and a United States net operating loss carryforward of $550,000 that may be available to be applied against any future taxable income. These net operating loss carryforwards may result in future income tax benefits of approximately $692,000, however, because realization is uncertain at this time, a valuation reserve in the same amount has been established. Significant components of the Company's deferred tax liabilities and assets as of June 30, 2003 and 2002 are as follows:

                                          2003            2002
--------------------------------------------------------------------------------
Deferred tax liabilities                $    --      $    --



Deferred tax assets:
     Net operating loss carryforwards   $ 919,000    $ 692,000
     Valuation allowance                 (919,000)    (692,000)
                                        ---------    ---------
                                        $    --      $    --
================================================================================

The valuation allowance for deferred tax assets was increased by $227,000 and $231,000 during the years ended June 30, 2003 and 2002, respectively.

The Company's net operating loss carryforwards, if not used, will expire as follows:

                                                            Canadian

               2006                                       $   398,000
               2007                                           552,000
               2008                                           146,000
               2009                                           201,000
               2010                                           533,000
--------------------------------------------------------------------------------

                                                          $  1,830,000
================================================================================

The Company's United States net operating loss carryforward will expire through 2022.

Garuda Capital Corp.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS continued


Years ended June 30, 2003 and 2002                                  (US Dollars)


15. SEGMENT INFORMATION
-------------------------------------------------------------------------------

The Financial Accounting Standards Board has released statement #131 "Disclosures about Segments of an Enterprise and Related Information" which is effective for all financial reporting periods subsequent to December 15, 1997. This statement requires the reporting of certain information about operating segments. The following table reflects certain information as promulgated by the statement for the years ended June 30, 2003 and 2002:

                                                        June 30, 2003
                                                        -------------
                                                                                            Corporate
                                                                                              and
                                   HFL                 HSL                   NPI          Eliminations           Totals
                           ---------------     ---------------     ---------------     ---------------      --------------

Net sales                  $       244,982     $       239,439     $        15,759     $       (3,384)      $      496,796
Other income (loss)                 11,961                   -             (3,874)              67,610              75,697
Net income (loss)                (483,179)               5,246            (69 216)           (822,965)         (1,370,114)
Segment assets                   1,284,057             185,046              51,984           (619,571)             901,516
Segment liabilities              3,092,704             760,314             121,507         (2,846,465)           1,128,060

                                                        June 30, 2002
                                                        -------------
                                                                                            Corporate
                                                                                              and
                                   HFL                 HSL                     NPI        Eliminations           Totals
                           ---------------     ---------------     ---------------     ---------------      --------------
Net sales                  $       341,608     $       (3,542)     $         6,356     $    (347,196)       $      (2,774)
Other income (loss)                 19,612                   -                  -            (24,290)              (4,678)
Net income (loss)                (213,376)             (3,169)               8,740           (50,651)            (258,456)
Segment assets                     722,974             221,483              43,616            976,809            1,964,882
Segment liabilities                 28,695             858,830              61,144           (96,564)              852,105


16. MAJOR CUSTOMERS
--------------------------------------------------------------------------------

During the years ended June 30, 2003 and 2002, the Company recognized revenue from various unrelated entities which individually comprised greater than 10% of total revenues. Revenue recognized from such entities was 27% and 23% in 2003 and 25% and 12% in 2002.

Major customers accounted for 34% and 18% of total receivables at June 30, 2003 and 20% and 10% at June 30, 2002.


17. SUBSEQUENT EVENTS
--------------------------------------------------------------------------------
The Company is in the process of preparing and delivering a rights offering to all of the Corporation's holders of its common stock to acquire one share of common stock for every share held as of the record date at a price of $0.15 per share.

Garuda Capital Corp.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS continued


Years ended June 30, 2003 and 2002                                  (US Dollars)

18. FORTH QUARTER ADJUSTMENTS
--------------------------------------------------------------------------------

As of June 30, 2003, the Company recorded an impairment of goodwill in the amount of $661,524. In addition, on October 10, 2002 the Company issued stock as compensation to certain officers, directors and employees valued at $63,000. These were not recorded by the Company until the forth quarter of 2003.


19. OFF-BALANCE SHEET RISKS
--------------------------------------------------------------------------------

The Company has purchased securities as investments and may incur losses if the market value of these securities decline subsequent to June 30, 2003.

Pursuant to HFC's loan facility (see note 7), the Company ratio of current assets to current liabilities cannot exceed 1.2 to 1.0. At June 30, 2003 the Company was in violation of this condition. As of the date of this report, the bank has not taken any action relating to this violation.

Item 8a.  Controls And Procedures

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company's Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to the Company's management, including its Chief Executive Officer / Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure based closely on the definition of "disclosure controls and procedures" in Rule 13a-14(c). In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Within 90 days prior to the date of this report, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer / Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on the foregoing, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective.

There have been no significant changes in the Company's internal controls or in other factors that could significantly affect the internal controls subsequent to the date the Company completed its evaluation.


                                    PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(a) of the Exchange Act. Management

Our executive officers and directors and their ages are as follows:

          Name               Age                    Position
-------------------------  -------   ------------------------------------------


   C. Robin Relph            54      President, CEO, Director
   G. Arnold Armstrong       74      Chairman, Director
   Juergen Wolf              68      Independent Director
   Joyce Groote              46      President, Director, Natural Program Inc.
   Birgit Troy               29      Secretary, Director, Natural Program Inc.

G. Arnold Armstrong, Director, Chairman, Garuda Capital Corp.
     Senior partner at the law firm Armstrong & Company (Vancouver, Canada) from August,1976 to present. President and CEO of International Cetec Investments Inc. (Vancouver, Canada) from April, 1994 to present Chairman and CEO of SKN Resources Ltd. (Vancouver, Canada) from June, 2000 to present. President and Director of International Enexco Limited (Vancouver, Canada) from March, 1975 to present. President and Director of Ivory Oils & Minerals Inc. (Vancouver, Canada) from March, 1991 to present . President and a Director of Gibsons Marina Hotel Inc. (Gibsons, Canada) from September, 1983 to present.

C. Robin Relph, Director, President, Garuda Capital Corp.
     President and Director of Garuda Capital Corporation from May 2002 to present. Director of Valerie Gold Resources (Vancouver, Canada) from 1995 -1997. Director and President of Buckingham Securities Ltd, (London England) from 1988 to present.
     Chairman and Director of Hagensborg Food Corporation (Kent, USA) and
         Hagensborg Foods Limited (Vancouver, Canada) from 1998 to present. Director of Natural Program Ltd. and Natural Program Inc. from July 2000 to present.

Juergen Wolf, Independent Director, Garuda Capital Corp.
     Director of Garuda Capital Corp. from October 2002 to present.
     Director of Hagensborg Foods Ltd. (Vancouver, Canada) from 1999 to present.

     President of US OIL and Gas Resources Inc. (TSX: USR) (Vancouver, Canada)
       from 1999 to present.
     Director of Key Capital (TSX: KYC) (Vancouver, Canada) from 1996 to 2000. Director of Tasty Fries Inc. (OTC BB: TFRY) from 1995 to present.
     Director of Shoreham Resources (TSX: SMH) (Vancouver, Canada) from 1991 to present.
     President of J.A. Wolf Projects Ltd. (Vancouver, Canada) from 1984 to 2001.


Joyce Groote, MSc, MBA, President, CEO and Director of Natural Program Inc.
     President, Crossing Sectors Inc. (Vancouver, Canada) from 2001 to present. President, Groote Consulting Inc., Ottawa, ON from1995 to 2001.
     President, BIOTECanada, Ottawa, ON from 1998 to 2001.
     President, Industrial Biotechnology Association of Canada (IBAC), Ottawa,
       ON, from 1997 to 1998.
     Executive Director, Food Biotechnology Communications Network, Ottawa, ON from 1995 to 1997.

Birgit Troy, MBA, Secretary, Garuda Capital Corp.
     Corporate Secretary of Garuda Capital Corp. (Vancouver, Canada) from
        January 2002 to present.
     Director of Natural Program Ltd. (Vancouver, Canada) from May 2001 to present.
     Director of Natural Program Inc. (Nevada) from 2001 to present.
     COO of FreeView Publishing Inc. (Vancouver, Canada) from May 1999 to November 2000. University of Victoria, Canada MBA Program from August 1998 to December 1999.

Compliance with Section 16(a) of Securities Exchange Act of 1934
To our knowledge, during the fiscal year ended June 30, 2003, our Directors and Officers have filed the required Section 16(a) reports.

Family Relationships
There are no family relationships between any of our Directors, executive officers or persons nominated or chosen to become a Director or executive officer.



Item 10. Executive Compensation.

Summary Compensation Table

The following table shows for the fiscal year ending June 30, 2003, the compensation awarded or paid by us to our Chief Executive Officer and any of the executive officers whose total salary and bonus exceeded $100,000 during such year (The "Named Executive Officers"):


--------------------------------------------------------------------------------------------------------------------
                                            SUMMARY COMPENSATION TABLE
--------------------------------------------------------------------------------------------------------------------
                                                                                  Long Term Compensation
                                                                       ---------------------------------------------
                                   Annual Compensation                         Awards               Payouts
--------------------------------------------------------------------------------------------------------------------
     Name and                                         Other Annual     Securities Underlying       All Other
Principle Position       Year        Salary ($)     Compensation ($)        Options (#)         Compensation ($)
--------------------------------------------------------------------------------------------------------------------
                                                                        40,000 common shares
  C. Robin Relph,                                                      granted Oct. 10, 2002
     President     May 2002 to June    $72,000              0              200,000 options              0
                       30, 2003                                         granted Oct. 10, 2002

--------------------------------------------------------------------------------------------------------------------


Employment Agreements and Executive Compensation
We have no written employment agreements with executive officers at this time. The following consulting fees are being paid: Robin Relph, President US $ 72,000 per year.

Birgit Schrott,               Secretary              US $ 42,000  per year.

Compensation of Directors
Directors are entitled to receive reimbursement for all out-of-pocket expenses incurred for attendance at Board of Directors meetings.

Other Arrangements:        There are no other arrangements.

Termination of Employment and Change of Control Arrangement
There is no compensatory plan or arrangement with respect to any individual named above which results or will result from the resignation, retirement or any other termination of employment with US, or from a change in our control.

Transactions with Management

During the past fiscal year and as of September 30, 2003, Garuda entered into the following transactions in which certain of its officers or directors have a direct or indirect material interest.

     -    We incurred consulting fees of $72,000 to Robin Relph.
     -    We paid consulting fees of $42,000 to Birgit Troy.
     - We paid consulting fees of $21,400 to BCG Inc., an entity 50% owned by Joyce Groote, President of Natural Program Inc.
     - We issued 25,000 common shares to Robin Relph as a recruitment bonus for hiring Joyce Groote.
     - We issued 25,000 common shares to BCG Inc., an entity 50% owned by Joyce Groote, President of Natural Program Inc., as a signing bonus to Ms. Groote.
     - We issued 30,000 common shares to BCG Inc., an entity 50% owned by Joyce Groote, President of Natural Program Inc., as part of Ms. Groote's monthly compensation for the 2003 calendar year.
     - We issued 5,000 common shares to Farhad Bahrami, former President of Hagensborg Foods Ltd., for debt.
     - We issued 69,000 common shares to BCG Inc., an entity 50% owned by Rick Walter, as part of Mr. Walter's compensation as a management consultant to Hagensborg Foods Ltd.
     - We issued 40,000 common shares to John Curry, a former director and CFO of Garuda Capital Corp. for $14,838 in outstanding debt.


Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth the number of shares of our Common Stock beneficially owned as of June 30, 2003 by individual directors and executive officers and by all directors and executive officers as a group.

----------------------- -- ------------ -- -------------------------------------------------------- -- --------------
 Name and Address of                                            Common Stock                            Percentage
   Beneficial Owner           Title                               Ownership                              of Shares
                                                                                                        Outstanding
----------------------- -- ------------ -- -------------------------------------------------------- -- --------------
C. Robin Relph             President,         343,574  Directly owned by Mr. Relph
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



                                            1,939,032                                                      30.2%

----------------------- -- ------------ -- ----------- -------------------------------------------- -- --------------
Birgit Troy                Secretary           70,000                                                      1.1%
908 Glenayre Drive,
Port Moody V3H 1J4
Canada
----------------------- -- ------------ -- ----------- -------------------------------------------- -- --------------
Arnold Armstrong           Director,           20,000  Owned by Mr. Armstrong
480-650 W. Georgia St.     Chairman           600,000  Owned by International Cetec Investments
Vancouver,  B.C.                                       Inc., Mr. Armstrong is Chairman of this
Canada, V6B 4N9                                        company.
                                              100,000  Owned by Sentarn Enterprises. Mr.
                                                       Armstrong owns 67% of Celvin Grove Estates
                                                       Ltd. which owns 100% of Sentarn
                                                       Enterprises Ltd.
                                              720,000                                                      11.3%
----------------------- -- ------------ -- ----------- -------------------------------------------- -- --------------
Juergen Wolf               Director            60,000  Owned by Mr. Wolf                                   0.9%
----------------------- -- ------------ -- ----------- -------------------------------------------- -- --------------
Joyce Groote               President/CEO,      55,000  Owned by BDG Inc. Ms. Groote is a 50% in            0.9%
3806 W 33rd Ave,           Director                    BDG Inc.
Vancouver, BC V6N 2H6      Natural
Canada                     Program
                           Inc.
----------------------- -- ------------ -- ----------- -------------------------------------------- -- --------------
Rick Walter                Interim             69,000  Owned by BDG Inc. Mr. Walter is a 50% in            1.1%
3806 W 33rd Ave,           President                   BDG Inc.
Vancouver, BC V6N 2H6      Hagensborg
Canada                     Foods Ltd.
----------------------- -- ------------ -- ----------- -------------------------------------------- -- --------------

Officers and                               2,912,032                                                       45.7%
Directors as a group
(6 individuals)
----------------------- -- ------------ -- ----------- -------------------------------------------- -- --------------



Based upon a review of our shareholders list as of June 30, 2003 there are two other registered holders of five percent or more of our Common Stock.

--------------------------------------------------------------------------------
     Name and Address of                  Common Stock      Percentage of Shares
      Beneficial Owner                    Ownership (1)          Outstanding
--------------------------------------------------------------------------------

Aran Asset Management SA                       390,323             5.8%
Alpenstrasse 11/P.O. box 4010
CH - 6304 Zug, Switzerland

Note: Aran is a holding company and holds
Garuda shares for various shareholders.

--------------------------------------------------------------------------------
Channing Investments Corp.                     600,000             9.9%
800 - 1450 Creekside Dr.
Vancouver,  BC V6J 5B3
Attn: Chrissy Doherty
--------------------------------------------------------------------------------


Item 12. Certain Relationships and Related Transactions.

The Company entered into the following transactions with Management and related parties during the fiscal year ended June 30, 2003 and as of September 30, 2003:

-    We incurred consulting fees of $72,000 to Robin Relph.
-    We paid consulting fees of $42,000 to Birgit Troy.
- We paid consulting fees of $21,400 to BCG Inc., an entity 50% owned by Joyce Groote, President of Natural Program Inc.
- We issued 25,000 common shares to Robin Relph as a recruitment bonus for hiring Joyce Groote.
- We issued 25,000 common shares to BCG Inc., an entity 50% owned by Joyce Groote, President of Natural Program Inc., as a signing bonus to Ms. Groote.
- We issued 30,000 common shares to BCG Inc., an entity 50% owned by Joyce Groote, President of Natural Program Inc., as part of Ms. Groote's monthly compensation for the 2003 calendar year.
- We issued 5,000 common shares to Farhad Bahrami, former President of Hagensborg Foods Ltd., for debt.
- We issued 69,000 common shares to BCG Inc., an entity 50% owned by Rick Walter, as part of Mr. Walter's compensation as a management consultant to Hagensborg Foods Ltd.
- We issued 40,000 common shares to John Curry, a former director and CFO of Garuda Capital Corp. for $14,838 in outstanding debt.

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

     1. Incorporated by reference from Annual Report on Form 10KSB filed on or about October 15, 2002

     2. Incorporated by reference from Form 10-SB registration statement SEC File # filed on or about June 29, 2000

     3. Incorporated by reference from Amendment No. 1 to the Annual Report on Form 10KSB filed on or about January 21, 2003

Item 14.  Principal Accountant Fees And Services

Spicer Jeffries & Co, Certified Public Accountants, are the Company's independent auditors to examine the financial statements of the Company for the fiscal year ending June 30, 2003. Spicer Jeffries & Co has performed the following services and has been paid the following fees for these fiscal years.

Audit Fees

Spicer Jeffries & Co. billed $33,000 for the fiscal year ended June 30, 2002 audit. In addition, Spicer Jeffries & Co. billed $25,000 for work related to the Company's filing of its quarterly 10QSB's and work performed in conjunction with its previous 8K filing.


Audit -Related Fees
Spicer Jeffries & Co was not paid any additional fees for the fiscal year ended June 30, 2002 and June 30, 2003 for assurance and related services reasonably related to the performance of the audit or review of the Company's financial statements.

Tax Fees
Spicer Jeffries & Co was not paid any additional fees for the fiscal year ended June 30, 2002 and June 30, 2003 for professional services rendered for tax compliance, tax advice and tax planning.

Other Fees
Spicer Jeffries & Co was paid no other fees for professional services during the fiscal years ended June 30, 2002 and June 30, 2003.

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

                                               By: / s / C. Robin Relph
                                                  --------------------
                                              C. Robin Relph, President


                                                Date: October 10, 2003


In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                            By: / s / C. Robin Relph
                                --------------------
                     C. Robin Relph, President and Director


                             Date: October 10, 2003


                          By: / s / G. Arnold Armstrong
                            ---------------------------
                          G. ARNOLD ARMSTRONG, Director


                             Date: October 10, 2003
                             By : / s / Juergen Wolf
                                  ------------------
                             Juergen Wolf, Director


                             Date: October 10, 2003