Form 10QSB
period 2003-09-30
GARUDA CAPITAL CORP
filed 2003-11-24
CIK 1116539

United States
                       Securities and Exchange Commission

                              Washington, DC 20549
                                   (Mark One)

                                   FORM 10-QSB

x    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
        EXCHANGE ACT OF 1934

For the quarterly period ended            September 30, 2003
                                -------------------------------------------

                                                        or

|_| TRANSITION  REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

For the transition period from                      to
                                -------------------      ----------------

Commission file number          0 - 30927

                              Garuda Capital Corp.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)
    Nevada                                                     980209053
--------------------------------------------             -------------------
State or other jurisdiction of incorporation               (I.R.S. Employer
or organization                                            Identification No.)

502-1978 Vine Street, Vancouver, BC                             V6K 4S1
--------------------------------------------------------------------------------
(Address of principal executive                               (Zip Code)
offices)
                                  604-737-0203
--------------------------------------------------------------------------------
               Registrant's telephone number, including area code:

--------------------------------------------------------------------------------
(Former name, former address and former fiscal year, if changed since last report)

          Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was require to file such reports), and (2) has been subject to such filing requirements for the past 90 days. x Yes |_| No

    APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE
                             PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.
                                             |_|  Yes       |_|  No

                                        APPLICABLE ONLY TO CORPORATE USERS

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. Common Stock, $0.001 par value, 6,373,575 shares as of November 18, 2003

                         PART I - FINANCIAL INFORMATION

       ------------------------------------------------------------------

                          ITEM 1. FINANCIAL STATEMENTS

       ------------------------------------------------------------------



The accompanying financial statements of Garuda Capital Corp. at September 30, 2003 and September 30, 2002 have been prepared by the Company's management and they do not include all information and notes to the financial statements necessary for a complete presentation of the financial position, results of operations, and cash flows in conformity with accounting principles generally accepted in the United States of America. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature.

Operating results for the quarter ended September 30, 2003, are not necessarily indicative of the results that can be expected for the year ending June 30, 2004.

                           CONSOLIDATED FINANCIAL STATEMENTS

                           GARUDA CAPITAL CORP.

                           VANCOUVER, BRITISH COLUMBIA, CANADA

                           September 30, 2003 AND 2002













                  1. CONSOLIDATED BALANCE SHEETS

                  2. CONSOLIDATED STATEMENTS OF OPERATIONS

                  3 CONSOLIDATED STATEMENTS OF CASH FLOWS

                  4. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



                                                                                     4

Garuda Capital Corp.

CONSOLIDATED BALANCE SHEETS
UNAUDITED

September 30, 2003 and June 30, 2003                                      (US Dollars)

                                                            September 30,     June 30,
                                                              2003             2003
--------------------------------------------------------------------------------------
ASSETS

Current
    Accounts receivable                                     $   176,985        100,439
    Available-for-sale securities                                     0         94,644
    Inventory, net                                              383,938        293,222
    Prepaid expenses                                             25,597         25,817
--------------------------------------------------------------------------------------
    Current assets                                              586,520        514,122

Property and equipment, net                                     374,196        387,394
--------------------------------------------------------------------------------------
                                                            $   960,717    $   901,516
======================================================================================

LIABILITIES
Current
    Bank indebtedness                                       $   298,869    $   263,479
    Bank loan                                                   128,600        169,400
    Accounts payable and accrued expenses                       413,454        352,325
    Current portion of long term debt                             2,468          2,938
    Amounts due to shareholders                                 560,563        335,455
--------------------------------------------------------------------------------------
    Current liabilities                                       1,403,954      1,123,597

Long term debt
Capital lease obligation                                          5,045          4,463
--------------------------------------------------------------------------------------
                                                              1,408,999      1,128,060
SHAREHOLDERS' DEFICIT
Preferred stock, $0.001 par value; authorized 10,000,000;
     Issued: None                                                  --             --
Common stock, $0.001 par value; authorized 50,000,000;
     Issued: 6,373,575; (June 2003: 6,299,575)                    6,374          6,300
Capital in excess of par value                                2,444,715      2,437,389
Deficit                                                      (2,899,371)    (2,670,233)
--------------------------------------------------------------------------------------

                                                               (448,282)      (226,544)
--------------------------------------------------------------------------------------
                                                            $   960,717    $   901,516
======================================================================================


The accompanying notes are an integral part of these statements.


Garuda Capital Corp.

CONSOLIDATED STATEMENTS OF OPERATIONS
UNAUDITED

Three Months ended September 30, 2003 and 2002                     (US Dollars)




                                                        2003             2002
-------------------------------------------------------------------------------
REVENUE

Sales                                                $   276,078    $   697,705

Cost of goods sold                                       209,714        458,465
-------------------------------------------------------------------------------
                                                          66,364        239,240

EXPENSES

General and administrative                               243,181        248,792
Interest on debt                                          15,665           --
Depreciation                                              13,198         11,123
Equipment and Premises Leases                             36,479           --
-------------------------------------------------------------------------------
                                                         308,522        259,915
-------------------------------------------------------------------------------
Loss before other items                                 (242,159)       (20,675)

Loss on sale of marketable securities                    (14,820)        (3,275)
-------------------------------------------------------------------------------
NET LOSS                                                (256,979)       (23,950)

COMPREHENSIVE LOSS

Unrealized loss on marketable securities                    --          (77,286)
-------------------------------------------------------------------------------
NET COMPREHENSIVE LOSS                               $  (256,979)   $  (101,236)
===============================================================================

NET LOSS PER COMMON SHARE - BASIC AND FULLY DILUTED  $     (0.04)   $     (0.02)
-------------------------------------------------------------------------------

WEIGHTED AVERAGE NUMBER OF COMMON SHARES               6,308,698      6,049,575
-------------------------------------------------------------------------------







The accompanying notes are an integral part of these statements.



Garuda Capital Corp.

CONSOLIDATED STATEMENTS OF CASH FLOWS
UNAUDITED

Three Months ended September 30, 2003 and 2002                                (US Dollars)




                                                                      2003          2002
------------------------------------------------------------------------------------------
OPERATIONS
Net loss                                                           $(256,979)   $(101,236)
Items not involving cash:
    Depreciation                                                      13,198       11,123
    Loss on foreign currency translations                             27,841        3,947
    Loss on sale of marketable securities                             14,820        3,275
    Shares issued as consultant compensation                           7,400         --
    Unrealized loss on marketable securities                            --         77,286
Changes in operating assets and liabilities:
    Decrease in accounts receivable                                  (76,546)     140,864
    Decrease in prepaid expenses                                         220        1,873
    Increase (decrease) in accounts payable and accrued expenses      61,711      173,636
    Increase in inventory                                            (90,716)     (33,769)
    Increase in unearned revenue                                        --         (8,824)
    Increase in accounts payable - related party                        --         14,838
------------------------------------------------------------------------------------------
          Net cash provided by (used in) operating activities       (299,051)       1,285

FINANCING
Increase in bank indebtedness                                         35,390      214,918
Decrease in subscription receivable                                     --        100,000
Draws on bank loan                                                    40,800      200,000
Draw on long term debt                                                  --          5,771
Cash paid to shareholders                                               --       (419,193)
Decrease in current lease obligations                                   (470)        --
Loans from shareholders                                              225,108         --
------------------------------------------------------------------------------------------

          Net cash provided by financing activities                  238,235      101,496

INVESTING
Sale of marketable securities                                        113,311       12,170
Purchase of marketable securities                                    (33,488)    (100,000)
Cash paid for purchase of property and equipment                        --         14,951
------------------------------------------------------------------------------------------
          Net cash used by investing activities                       79,823     (102,781)

Net increase (decrease) in cash                                         --           --

Cash, beginning of period                                               --           --
------------------------------------------------------------------------------------------
CASH, end of period                                                $    --      $    --
==========================================================================================

The accompanying notes are an integral part of these statements.

                                                                                       6

Garuda Capital Corp.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Three Months ended September 30, 2003 and 2002                      (US Dollars)

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

For the period ended September 30, 2003, the Company incurred a net loss of $256,979. The Company's ability to continue its operations and to realize assets at their carrying values is dependent upon the continued support of its shareholders, obtaining additional financing and generating revenues sufficient to cover its operating costs. Management's plans in regard to these matters are to raise additional equity funds as needed to meet any operating needs.

The financial statements do not give effect to any adjustments which would be necessary should the Company be unable to continue as a going concern and therefore be required to realize its assets and discharge its liabilities at amounts different from those reflected in these consolidated financial statements.

2.  SIGNIFICANT ACCOUNTING POLICIES
-------------------------------------------------------------------------------

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

Approximately 80% of Hagensborg Foods revenues are derived from the United States with the remaining 20% originating in Canada. 100% of the of Hagensborg Foods assets and liabilities originate in Canada. 100% of the assets, liabilities, and revenues of Natural Program, Inc. originate in Canada. The other entities included in the consolidation are located 100% in Canada. Their assets and operations are maintained solely in Canada.

Available-for-sale securities - The Company has invested in various securities classified as available-for-sale at June 30, 2003. These securities are carried at market value, with unrealized gains and losses reported as a separate component of shareholders' equity. At September 30, 2003, The Company had disposed of all its securities.

Inventory - Inventory is recorded at the lower of average cost or market. Cost includes materials, labor and applicable warehouse overhead. Market is replacement cost for raw materials and supplies and net realizable value for finished goods.

Garuda Capital Corp.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS continued


Three Months ended September 30, 2003  and 2002                    (US Dollars)

-------------------------------------------------------------------------------

Goodwill - Goodwill represented the excess of the cost of the acquisition over the fair value of the net identifiable assets acquired. Under Statement of Financial Accounting Standards No. 142, on an ongoing basis, management reviews the valuation of goodwill, including any events and circumstances which may have impaired its fair value. If impairment exists, the amount is written off, rather than being amortized as previous standards required. The amount of goodwill impairment, if any, is determined by assessing recoverability based on expected future cash flows and market conditions. Any impairment, other than temporary, in the carrying value is charged to earnings in the year incurred. For the year ended June 30, 2003, the company recorded an impairment loss of $661,524.

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


Three Months ended September 30, 2003 and 2002                      (US Dollars)



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

Stock-Based Compensation - Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"), encourages, but does not require, companies to record compensation cost for stock-based employee compensation plans at fair value. The Company has chosen to account for stock-based compensation using Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25") and has adopted the disclosure only provisions of SFAS 123. Accordingly, compensation cost for stock options is measured at intrinsic value, which is the excess, if any, of the quoted market price of the Company's stock at the date of the grant over the amount an employee is required to pay for the stock.

On December 31, 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation--Transition and Disclosure." This standard amends SFAS No. 123, "Accounting for Stock-Based Compensation," to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. This standard also requires prominent disclosures in interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The disclosure requirements of SFAS No. 148 have been presented below.

Had the Company measured compensation cost based on the fair value of the options at the grant date consistent with the method prescribed by SFAS 123, the Company would have incurred compensation cost as follows:



Garuda Capital Corp.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS continued


Three Months ended September 30, 2003 and 2002                      (US Dollars)

                                                                              Three Months
                                                                Year Ended       Ended
                                                                 June 30,     September 30,
                                                                  2003            2003
                                                               -----------    -----------
                                                               (Restated)
Net loss, as reported                                          $(1,370,114)   $  (256,979)

Add:  Stock-based employee compensation expense included in
reported net income, net of related tax effects                       --             --

Deduct:  Total  stock-based  employee  compensation  expense determined  under fair value  based  method for all  awards, net of related tax effects
                                                                  (150,403)       (50,133)
                                                               -----------    -----------
Pro forma net loss
                                                               $(1,520,517)   $  (307,112)
                                                               ===========    ===========
Earnings per share:
  Basic and diluted earnings (loss) per common share
       As reported
       Pro forma                                               $     (0.22)   $     (0.04)
                                                                     (.024)         (0.05)

In addition, during the three months ended September 30, 2003 the company issued 74,000 shares of common stock at a market price of US $0.10 per share to certain consultants as compensation.

3.  BANK INDEBTEDNESS
--------------------------------------------------------------------------------

The Company has a demand credit facility. It is personally guaranteed by a shareholder of the Company. Outstanding advances bear interest at prime plus 2%.

4.  CAPITAL LEASE OBLIGATIONS
--------------------------------------------------------------------------------

Future minimum payments and the obligations due under capital leases are as follows:

                                                2003             2002
-------------------------------------------------------------------------
    2003                                 $            -    $        5,164
    2004                                          5,164             5,164
    2005                                          2,128             2,128
-------------------------------------------------------------------------
                                                  7,292            12,456
Less amount representing interest                     -           (2,339)

                                                  7,292           10,117
Less current portion                            (2,938)           (3,951)
-------------------------------------------------------------------------
                                         $        4,463    $       6,166
=========================================================================

Interest of $502 was imputed on the capital leases, at a rate of 1.88%.

Garuda Capital Corp.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS continued


Three Months ended September 30, 2003 and 2002                      (US Dollars)


5.  AMOUNTS DUE TO SHAREHOLDERS
--------------------------------------------------------------------------------

The Company is indebted to certain shareholders as follows:



-------------------------------------------------------------------------------------------------------
                                                                        Sept 30, 2003     June 30, 2003
-------------------------------------------------------------------------------------------------------
Shareholder note bearing interest at 30%, due August 1, 2003
unsecured                                                              $      56,000     $           -

Shareholder notes bearing interest at 10%, due September 1, 2003                                     -
secured by all personal property of HFL and GGC                               100,000

Shareholder notes bearing interest at 10%, due November 1, 2003
secured by all personal property of HFL and GGC                               175,000                -

Shareholder notes bearing interest at 10%, due December 1, 2003               200,000                -
Secured by all personal property of HFL and GGC
-------------------------------------------------------------------------------------------------------
                                                                              531,000                -

Advances from shareholders, unsecured, non-interest bearing with no
specified due dates                                                            29,563          335,455

-------------------------------------------------------------------------------------------------------
                                                                       $      560,563    $     335,455
======================================================================================================


6. OFF-BALANCE SHEET RISKS
--------------------------------------------------------------------------------

The Company has purchased securities as investments and may incur losses if the market value of these securities decline subsequent to September 30, 2003.

During the three Months ended September 30, 2003, two major customers accounted for 34% and 18% of total revenue.


7. SEGMENT INFORMATION
--------------------------------------------------------------------------------

The Financial Accounting Standards Board has released statement #131 "Disclosures about Segments of an Enterprise and Related Information" which is effective for all financial reporting periods subsequent to December 15, 1997. This statement requires the reporting of certain information about operating segments. The following table reflects certain information as promulgated by the statement for the years ended September 30, 2003 and 2002:



Garuda Capital Corp.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS continued


Three Months ended September 30, 2003 and 2002                                                         (US Dollars)




                                                   June 30, 2003
                                                   -------------
                                                                                    Corporate
                                                                                      and
                           HFL                 HSL                   NPI          Eliminations           Totals
                      ------------     ---------------     ---------------     ---------------      --------------
Net sales             $    244,982     $       239,439     $        15,759     $       (3,384)      $       496,796
Other income (loss)         11,961                   -              (3,874)             67,610               75,697
Net income (loss)         (483,179)              5,246             (69 216)           (822,965)          (1,370,114)
Segment assets           1,284,057             185,046              51,984            (619,571)             901,516
Segment liabilities      3,092,704             760,314             121,507          (2,846,465)           1,128,060

                                                 September 30, 2003
                                                 ------------------
                                                                                    Corporate
                                                                                      and
                           HFL                 HSL                     NPI        Eliminations           Totals
                      ------------     ---------------     ---------------     ---------------      --------------
Net sales             $     43,323     $        46,644     $        11,565     $       (35,168)     $        66,364
Other income (loss)           -                      -                  -             (14,820)               14,820
Net income (loss)         (167,502)             50,873             (30,726)           (109,624)            (256,979)
Segment assets             684,102             213,741              29,894              32,980              960,717
Segment liabilities      1,541,525             830,730             149,772          (1,113,028)           1,408,999


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


Results of Operations Three Months ended September 2003 vs. 2002 - Garuda Capital Corp. on Consolidated Basis

During the first quarter of fiscal 2004, we realized total revenues of $276,078 and the net loss for the quarter ended September 30, 2003 was $256,979.


Liquidity and Capital Resources Three Months ended September 2003 vs. 2002 - Garuda Capital Corp. on Consolidated Basis

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

Results of Operations for the Three Months ended September 2003 vs. 2002 - Hagensborg Foods Ltd.

Revenues of $278,946 in the three months ended September 30, 2003 were 58% lower than the $667,471 in revenues reported for the three months period ended September 30, 2002. The decrease was mainly due to the fact that we cut down our outsourced US sales force to bring our sales efforts in-house for improved control procedures and accountabilities. We also eliminated unprofitable business from our sales portfolio.

Gross profit for the three months ended September 30, 2003 was $78,500 versus $223,284 for the same period of 2002. Gross profit percentage of 28% in 2003 was stable when compared to 29% in 2002.

Net loss for the three months ended September 30, 2003 was $107,159 versus a net income of $29,043 for the same period in 2002. The decrease in net income was primarily due to the fact that the lower level of confectionary sales did not allow us to operate at the break even capacity of our chocolate manufacturing plant.

Our sales and marketing costs consist primarily of personnel costs, advertising, promotions, and tradeshows. Total costs were $ 53,406 and $101,460 for three months ended September 30, 2003 and 2002 respectively. The 47% decrease of $47,658 is largely a result of our cost cutting efforts to reach a break even point with our operations. We anticipate that sales and marketing costs will stay constant over the foreseeable future.

Our general and administrative costs consist primarily of personnel costs, professional and legal costs, consulting fees, and general office costs. Our general and administrative costs were $66,575 and $52,156 for the three months ended September 30, 2003 and 2002, respectively. General and administrative costs as a percentage of revenue increased between the two periods because as sales go down these costs stay constant in the short term since they are independent of our sales volume. We anticipate that general and administrative costs will decrease to match our level of sales in the foreseeable future.

Our premise and equipment leases were $33,601 and $31,514 for the three months ended September 30, 2003 and 2002, respectively. Our lease expires March 31, 2004 and the premise owner has offered to reduce the lease space to match our needs.


Liquidity and Capital Resources for the Three Months ended September 2003 vs. 2002 - Hagensborg Foods Ltd.

Since inception through April 1, 2002 when Hagensborg Foods Ltd. was acquired by Garuda Capital Corp., we have financed our operations partly through revenues from operations and bank credit facilities, and partly through the issuance of equity shares and convertible debentures. We have not been able to operate above the break-even point for the last four fiscal years and have had to rely on our parent company for capital resources. We believe that sales from our new product lines will add new capital resources, but may not be sufficient to sustain operations and fund new product launches until fiscal 2004/2005.

During the three months ended September 30, 2003, our current assets to current liabilities ratio increased from 1.08 to 0.90. Current assets decreased $153,174 from $707,787 to $ 549,274. This was primarily due to lower accounts receivables as a result of lower overall sales.

Noncurrent assets decreased increased from $372,085 to $348,569 net of depreciation during the three months ended September 30, 2003 mainly due to the newly acquired computer and production equipment.


Results of Operations for the Three Months ended September 2003 vs. 2002-Natural Program Inc.

Natural Program Inc. is a start-up operation. Its revenue for the three months ended September 30, 2003 was $14,443 and its gross profit was $5,175. Net loss for the three months ended September 30, 2003 was $30,726.

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

During the three months ended September 30, 2003, our total payroll decreased from $12,638 in the three months ended September 30, 2002 to $10,080 in the three months ended September 30, 2003. This decrease in mainly a result of our successful efforts to introduce greater efficiencies to the labor-intensive process of preparing custom formulations. We have also hired a marketing and administrative associate which resulted in the elimination of consulting fees for these functions. In the future, as we implement our growth plans, we anticipate to hire additional sales personnel whose compensation with be sales performance related.

Office and General expenses increased from $13,526 in the three months ended September 30, 2002 to $35,870 in 2003. The higher expenses in 2003 include management fees for our President Joyce Groote who joined the company in January 2003, computer and network maintenance and upgrades as well as costs associated with administering a public company, including legal and accounting fees.

We anticipate to incur sales and marketing costs, including hiring sales personnel, broker fees and tradeshow attendance fees as we implement our business growth strategies.

Liquidity and Capital Resources for the Three Months ended September 2003 vs. 2002 - Natural Program Inc.

Since inception through April 1, 2003 when Natural Program Inc. was acquired by Garuda Capital Corp. we have financed our operations partly through revenues and bank credit facilities, and partly through the issuance of equity shares. We are not yet able to operate above the break-even point and have to rely on our parent company for capital resources. We believe that additional sales resulting from our increased marketing efforts will add new capital resources, but may not be sufficient to sustain operations and fund new product launches until fiscal 2004/2005.

In the three months ended September 30, 2003, our current assets to liabilities ratio increased from 0.33 to1.0. Current assets increased from $17,013 to $30,676. This was primarily due to increased inventory levels to support sales as well as increased accounts receivables levels associated with higher sales volumes.

Total liabilities increased from $81,646 in the three months ended September 30, 2002 to $149,772 in 2003. This includes $26,569 in current liabilities, a $5,076 shareholder loan and loans from our parent company totaling $118,748.



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

1. Incorporated by reference from Form 10-kSB Annual Report filed on or about October 15, 2003

2. Incorporated by reference from Form 10-SB registration statement SEC File # filed on or about June 29, 2000

         (b)      Reports on Form 8-K:      None



    -----------------------------------------------------------------------

                                   SIGNATURES

    -----------------------------------------------------------------------



         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                           GARUDA CAPITAL CORP.
                                                [Registrant]


                                               /s/ C. Robin Relph
                                         -------------------------
Date November 19, 2003                   C. Robin Relph, President


                                               /s/ Juergen Wolf
                                         -------------------------
Date November 19, 2003                   Juergen Wolf, Director



                                               /s/ G. Arnold Armstrong
                                         -------------------------
Date November 19, 2003                   Arnold Armstrong, Director

 Certification of Principal Executive Officer Regarding Facts and Circumstances
                        Relating to Exchange Act Filings


I, C. Robin Relph, certify that:

     1. I have read this quarterly report on Form 10-QSB of Garuda Capital
Corp.;

     2. To my knowledge, the information in this report is true in all important respects as of September 30, 2003; and

     3. This report contains all information about the company of which I am aware that I believe is important to a reasonable investor, in light of the subjects required to be addressed in this report, as of September 30, 2003.

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


BY:   /s/ C. Robin Relph                     Subscribed and sworn to
      -----------------------------------    before me this 19th day of
      C. Robin Relph, President and C.E.O.   November, 2003
      (Principal Executive Officer)

DATE: November 19, 2003
      ------------------                     /s/  G. Arnold Armstrong
                                             -------------------------
                                             Notary Public



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

     2. To my knowledge, the information in this report is true in all important respects as of September 30, 2003; and

     3. This report contains all information about the company of which I am aware that I believe is important to a reasonable investor, in light of the subjects required to be addressed in this report, as of September 30, 2003.

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


BY:   /s/ John E. Curry                      Subscribed and sworn to
      -----------------------------------    before me this 19th day of
      John E. Curry, CFO                       November, 2003
      (Principal Financial Officer)

DATE: November 19, 2003
      ------------------                     /s/  G. Arnold Armstrong
                                             -------------------------
                                             Notary Public

                                           My Commission Expires:
                                           At the pleasure of the queen
                                           of England.