Form 10QSB/A
period 2003-09-30
GARUDA CAPITAL CORP
filed 2003-12-02
CIK 1116539

United States
                       Securities and Exchange Commission

                              Washington, DC 20549
(Mark One)

                                  FORM 10-QSB A

|x| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended           September 30, 2003
                                ---------------------------------------------

                                       or

|_| TRANSITION  REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

For the transition period from                     to
                                ------------------      -------------------

Commission file number          0 - 30927

                              Garuda Capital Corp.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

              Nevada                                     980209053
   ------------------------------          ------------------------------------
   State or other jurisdiction of          (I.R.S. Employer Identification No.)
   incorporation or organization

502-1978 Vine Street, Vancouver, BC                       V6K 4S1
--------------------------------------------------------------------------------
(Address of principal executive offices)                (Zip Code)

                                  604-737-0203
-------------------------------------------------------------------------------
               Registrant's telephone number, including area code:

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

Common Stock, $0.001 par value, 6,373,575 shares as of November 18, 2003

EXPLANATORY NOTE ON AMENDMENT

This amendment to the form 10QSB for the nine month period ended September 30, 2003 has been filed to file the correct Sarbanes Oxley Certifications.

Item 6.   Exhibits and Reports on Form 8-K.

     (a)  Exhibits:

2.1 (1)     --         Hagensborg Foods Ltd. Acquisition Agreement
2.2 (1)     --         Natural Program Inc. Acquisition Agreement
3.1 (2)     --         Articles of Incorporation
3.2 (1)     --         Bylaws
3.3 (1)     --         Articles of Amendment
11          --         Statement RE: Computation of Per Share Earnings
31.1     Sarbanes Oxley Section 302 Certification
31.2     Sarbanes Oxley Section 302 Certification
32.1     Sarbanes Oxley Section 906 Certification
32.2     Sarbanes Oxley Section 906 Certification

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



                                          GARUDA CAPITAL CORP.
                                             [Registrant]


                                          /s/ C. Robin Relph
                                          -----------------------------
Date December 1, 2003                     C. Robin Relph,
                                          President, Chief Financial Officer

Exhibit 31.1
                                  CERTIFICATION

I, C. Robin Relph, certify that:


1. I have reviewed this quarterly report on Form 10-QSB of Garuda Capital Corp.


2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;


3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;


4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e) for the registrant and have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures; and presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures as of the end of the period covered by this quarterly report based on such evaluation;


d) disclosed in this quarterly report any change in the registrant's internal control over financial reporting that occurred during the registrant's fourth fiscal quarter that has materially affected or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and


5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

a) all significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.


Date: December 1, 2003


C. Robin Relph
--------------
C. Robin Relph


President and Chief Executive Officer

Exhibit 31.1

                                  CERTIFICATION


I, C. Robin Relph, certify that:


1. I have reviewed this Quarterly report on Form 10-QSB of Garuda Capital Corp.


2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;


3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;


4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e) for the registrant and have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures; and presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures as of the end of the period covered by this quarterly report based on such evaluation;


d) disclosed in this quarterly report any change in the registrant's internal control over financial reporting that occurred during the registrant's fourth fiscal quarter that has materially affected or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and


5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

a) all significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.


Date: December 1,  2003

C. Robin Relph
---------------
C. Robin Relph Chief Financial Officer

Exhibit 32.1

                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


Certification of Chief Executive Officer

In connection with the Quarterly Report of Garuda Capital Corp. (the "Company") on Form 10-QSB for the three months ending September 30, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Blair Coady, Chief Executive Officer certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of my knowledge and belief:

         (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

         (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.






December 1, 2003               /s/           C. Robin Relph
-------------------              -----------------------------------
                                  C. Robin Relph
                                  Chief Executive Officer

Exhibit 32.2

                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

Certification of Chief Financial Officer

In connection with the Quarterly Report of Garuda Capital Corp., (the "Company") on Form 10-QSB for the three month period ended September 30, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Blair Coady, Chief Financial Officer certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of my knowledge and belief:

         (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

         (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.






December 1, 2003               /s/           C. Robin Relph
-------------------              -----------------------------------
                                  C. Robin Relph,
                                  Chief Financial Officer