Form 10-Q
period 2003-12-31
GARUDA CAPITAL CORP
filed 2004-02-20
CIK 1116539

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-QSB

x QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	December 31, 2003
Or
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from	to

Commission file number	0 – 30927
Garuda Capital Corp.
(Exact name of registrant as specified in its charter)
Nevada 980209053
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
502-1978 Vine Street, Vancouver, BC V6K 4S1
(Address of principal executive offices) (Zip Code)
604-737-0203
(Registrant’s telephone number, including area code)

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was require to file such reports), and (2) has been subject to such filing requirements for the past 90 days.                            x Yes       ☐  No

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

 ☐  Yes       ☐  No

APPLICABLE ONLY TO CORPORATE USERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.
Common Stock, $0.001 par value, 6,373,576 shares as of February 12th, 2004

PART I - FINANCIAL INFORMATION

ITEM 1.

FINANCIAL STATEMENTS

The accompanying financial statements of Garuda Capital Corp. for the six  months ended December 31, 2003 and December 31, 2002 have been prepared by the Company’s management and they do not include all information and notes to the financial statements necessary for a complete presentation of the financial position, results of operations, and cash flows in conformity with accounting principles generally accepted in the United States of America.  In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature.

Operating results for the quarter ended December 31, 2003, are not necessarily indicative of the results that can be expected for the year ending June 30, 2004.

CONSOLIDATED FINANCIAL STATEMENTS

GARUDA CAPITAL CORP.

VANCOUVER, BRITISH COLUMBIA, CANADA

December 31, 2003 and December 31, 2002

1. CONSOLIDATED BALANCE SHEETS

2. CONSOLIDATED STATEMENTS OF OPERATIONS

3 CONSOLIDATED STATEMENTS OF CASH FLOWS

4. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

GARUDA CAPITAL CORP.

Consolidated Balance Sheets

December 31, 2003 and June 30, 2003

(US Dollars)

	Dec 31 2003	June 30 2003
ASSETS

Current
Accounts receivable	$ 183,688	100,439
Available for sale securities	-	94,644
Inventory, net	327,800	293,222
Prepaid Expenses	29,166	25,817
Current Assets	540,654	514,122

Property and equipment, net	381,767	387,394
	$ 922,421	901,516

LIABILITIES

Current
Bank indebtedness	$ 242,105	263,479
Bank Loan	128,600	169,400
Accounts payable and accrued expenses	403,845	352,325
Current portion of capital lease obligation	1,646	2,938
Amounts due to shareholders	755,372	335,455
Current liabilities	1,531,568	1,123,597

Long term debt
Capital lease obligation	5,045	4,463
	1,536,613	1,128,060
SHAREHOLDERS' DEFICIENCY

Preferred stock, $0.001par value; authorized 10,000,000
(June 30, 2003 : 10,000,000) Issued : None	-	-

Common stock, $0.001 par value; authorized 50,000,000; (June 30, 2003 :50,000,000)
Issued : 6,373,575 (June 30, 2003 :6,299,575)	6,374	6,300

Capital in excess of par value	2,444,715	2,437,389
Deficit	(3,065,281)	(2,670,233)

	(614,192)	(226,544)

	$ 922,421	901,516

The accompanying notes are an integral part of these statements.

#

GARUDA CAPITAL CORP.

Consolidated Statements of Operations

For the periods ended December 31, 2003 and 2002

	Three months ended		Six months ended
	December 31		December 31
	2003	2002	2003	2002

REVENUE	-	-	-	-

Sales	$542,655	846,835	818,733	1,544,540

Cost of Sales	470,989	546,928	680,703	1,005,392

	71,666	299,907	138,030	539,148
EXPENSES

General and administrative	171,722	302,595	414,903	548,034
Depreciation	13,907	13,538	27,105	24,661
Advertising and Promotion	-	-	-	3,354
Equipment and Premises Leases	36,110	31,193	72,589	31,193
Interest on debt	6,673		22,338
	228,412	347,326	536,935	607,242

Loss before other items	(156,746)	(47,419)	(398,905)	(68,094)

Loss on sale of marketable securities	-	17,138	(14,820)	13,863

NET LOSS	(156,746)	(30,281)	(413,725)	(54,231)

Unrealised loss on marketable securities	-	114,484	-	37,198
Gain from foreign currency translation	-	2,248	-	2,248

NET COMPREHENSIVE LOSS	($156,746)	86,451	(413,725)	(14,785)

NET LOSS PER COMMON SHARE - BASIC AND FULLY DILUTED	(0.025)	0.015	(0.066)	0.00

WEIGHTED AVERAGE NUMBER OF COMMON SHARES	6,373,575	6,049,575	6,361,242	6,049,575

The accompanying notes are an integral part of these statements.

#

GARUDA CAPITAL CORP.

Consolidated Statements of Cash Flow

Six months ended December 31, 2003 and 2002

(US Dollars)

		Six months ended
		December 31
		2003	2002
Net loss		$(413,725)	(14,785)
Items not involving cash :
	Depreciation	27,105	24,661
	Gain/Loss on sale of marketable securities	14,820	(13,863)
	Foreign currency translations	18,672	2,526
	Unrealised gain/loss on marketable securities	-	(37,198)
Changes in operating assets and liabilities:
	Increase in accounts receivable	(83,248)	(87,832)
	Decrease in prepaid expenses	(3,349)	(300)
	Increase in inventory	(34,578)	40,807
	Increase(Decrease) in accounts payable and accrued expenses	51,526	30,437
	Increase in unearned revenue	-	(17,648)
	Decrease in account payable- related party	-	19,293
	Net cash provided by ( used in) operating activities	(422,777)	(53,902)

FINANCING
	Increase in bank indebtedness	(21,374)	217,569
	Decrease in subscription receivable		100,000
	Draws on bank loan	(40,800)	186,400
	Draw on long term debt	-	4,423
	Cash paid to shareholders	-	(432,504)
	Decrease in current lease obligation	(710)	-
	Loans from shareholders	419,916	-
	Increase in contributed share capital	7,400	-
	Net cash provided by financing activities	364,432	75,888
INVESTING
	Sale of marketable securities	113,311	226,151
	Purchase of marketable securities	(33,488)	216,493)
	Cash paid for purchase of property and equipment	(21,478)	(19,670)
	Net cash used by investing activities	58,345	(10,012)
	Net increase(decrease) in cash	-	11,974

	Cash at the beginning of period	-	-

	Cash at the end of period	$ -	11,974

The accompanying notes are an integral part of these statements.

#

Garuda Capital Corp.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Six Months ended December 31, 2003 and 2002

(US Dollars)

1.  NATURE OF OPERATIONS AND BASIS OF PRESENTATION

Organization – The Company was incorporated in Nevada on July 8, 1997 and is a public company traded on the NASDAQ OTC bulletin board.  On February 14, 2002, the Company changed its name from Vanstar Films, Inc. to Garuda Capital Corp.

Nature of Operations – The Company, through it subsidiaries, sells and processes specialty food products and herbal medication to wholesale and retail customers in North America.

For the period ended December 31, 2003, the Company incurred a net loss of $413,725.  The Company's ability to continue its operations and to realize assets at their carrying values is dependent upon the continued support of its shareholders, obtaining additional financing and generating revenues sufficient to cover its operating costs.   During the period the Company maintained operations by relying mainly on shareholders advances.  Management intends to raise sales revenue by a more aggressive marketing and product awareness campaigns.  They also intend to secure larger customer accounts by making products more appealing to certain markets.  Management will raise additional equity funds or loans as needed to meet any future short falls in working capital.

The financial statements do not give effect to any adjustments which would be necessary should the Company be unable to continue as a going concern and therefore be required to realize its assets and discharge its liabilities at amounts different from those reflected in these consolidated financial statements.

Going Concern - The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  The Company's auditors in their report on the Company's June 30, 2003 financial statements expressed their concern that the Company could not continue as a going concern.  As shown in the accompanying financial statements, the Company incurred a net loss of $413,725 for the period ended December 31, 2003, and has negative working capital.  The Company’s management is currently exploring new business opportunities, which will, if successful, mitigate these factors that raise substantial doubt about the Company’s ability to continue as a going concern.  The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue.  Management expects that the Company will need less than $1,000,000 over the next year, which will be met through operations and additional equity financing and shareholder loans.

2.  SIGNIFICANT ACCOUNTING POLICIES

Principles of consolidation and basis of accounting – The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, as follows:

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

Approximately 80% of Hagensborg Foods revenues are derived from the United States with the remaining 20% originating in Canada.  100% of the Hagensborg Foods assets and liabilities originate in Canada.  100% of the assets, liabilities, and revenues of Natural Program, Inc. originate in Canada.  The other entities included in the consolidation are located 100% in Canada.  Their assets and operations are maintained solely in Canada.

Available-for-sale securities - The Company has invested in various securities classified as available-for-sale at June 30, 2003.  These securities are carried at market value, with unrealized gains and losses reported as a separate component of shareholders’ equity.  At December 31, 2003, the Company had disposed of all its securities.

#

Garuda Capital Corp.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS continued

Six Months ended December 31, 2003 and 2002

(US Dollars)

2.  SIGNIFICANT ACCOUNTING POLICIES (cont’d)

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

Revenue recognition – The Company ships its products by common carrier and also sells products in its wholesale establishment.  The Company receives its product sales price in the form of cash, credit card or on approved terms.  The Company historically averages less than 1% in credits for returned or unsold products.  Sales revenue and related discounts or volume incentives are recorded when the merchandise is shipped since performance by the Company is considered met when products are in the hands of the common carrier.

Property and equipment - Property and equipment is recorded at cost less accumulated depreciation.  Depreciation is provided for over the estimated useful lives of the assets on the following basis and annual rates:

Asset

Basis

Rate

Manufacturing equipment

Straight-line

15 years

Manufacturing tools

Straight-line

15 years

Furniture and fixtures

Straight-line

15 years

Leasehold improvements

Straight-line

20%

Computer hardware and software

Straight-line

15 years

Trademarks

Declining balance

20%

Foreign currency translation – As the majority of the Company’s operations are in Canada, the Canadian dollar has been chosen as the Company’s functional currency.  All Canadian dollar denominated balances and transactions have been translated into US funds as follows: monetary assets and liabilities are translated at current rates of exchange and other assets and liabilities are translated at historical rates of exchange.  Revenue and expenses are translated at average rates of exchange for the year, except for depreciation and amortization that are translated at rates in effect when the related assets were acquired.  All exchange gains and losses are recorded as a separate component of shareholders’ equity.

Leases - Leases are classified as capital or operating leases.  Leases which transfer substantially the entire benefits and risks incident to ownership of property are accounted for as capital leases.  All other leases are accounted for as operating leases and the related lease payments are charged to expense as incurred.

Fair value of financial instruments - Substantially all of the Company’s assets and liabilities are carried at fair value or contracted amounts that approximate fair value.  Estimates of fair value are made at a specific point in time, based on relative market information and information about the financial instrument, specifically, the value of the underlying financial instrument.  Assets that are recorded at fair value consist largely of short-term receivables and marketable securities, which are carried at contracted amounts that approximate fair value.  Similarly, the Company’s liabilities consist of short term liabilities and shareholder loans recorded at contracted amounts that approximate fair value.

#

Garuda Capital Corp.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS continued

Six Months ended December 31, 2003 and 2002

(US Dollars)

2.  SIGNIFICANT ACCOUNTING POLICIES (cont’d)

Income taxes – Income taxes are accounted for under the asset and liability method.  Deferred tax assets and liabilities are recognized for future timing differences between the financial statement carrying amounts and their respective tax bases.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered.  As at December 31, 2003 the Company had net operating loss carryforwards; however, due to the uncertainty of realization the Company has provided a full valuation allowance for the deferred tax assets resulting from these loss carryforwards

Use of estimates - The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.

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

4.  CAPITAL LEASE OBLIGATIONS

Future minimum payments and the obligations due under capital leases are as follows:

2003

2002

2003

$

-

$

5,164

2004

4,563

5,164

2005

2,128

2,128

6,691

12,456

Less amount representing interest

-

(2,339)

6,691

10,117

Less current portion

(1,646)

(3,951)

$

5,045

$

6,166

Interest of $502 was imputed on the capital leases, at a rate of 1.88%.

#

Garuda Capital Corp.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS continued

Six Months ended December 31, 2003 and 2002

(US Dollars)

5.  AMOUNTS DUE TO SHAREHOLDERS

The Company is indebted to certain shareholders as follows:

        Dec. 31, 2003

  June 30, 2003

Shareholder note bearing interest at 30%, due August 1, 2003

Unsecured

$

17,574

$

56,000

Shareholder notes bearing interest at 10%, due September 1, 2003 secured by all personal property of HFL and GGC

100,000

100,000

Shareholder notes bearing interest at 10%, due November 1, 2003 secured by all personal property of HFL and GGC

175,000

175,000

Shareholder notes bearing interest at 10%, due December 1, 2003

203,534

-

Secured by all personal property of HFL and GGC

496,108

331,000

Advances from shareholders, unsecured, non-interest bearing with no specified due dates

259,264

4,455

$

755,372

$

335,455

6. OFF-BALANCE SHEET RISKS

During the three months ended December 31, 2003, two major customers accounted for 34% of total revenue.

7. SEGMENT INFORMATION

The Financial Accounting Standards Board has released statement #131 "Disclosures about Segments of an Enterprise and Related Information" which is effective for all financial reporting periods subsequent to December 15, 1997.  This statement requires the reporting of certain information about operating segments.  The following table reflects certain information as promulgated by the statement for the year ended June 30, 2003 and the period ended December 31, 2003.:

#

Garuda Capital Corp.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS continued

Six Months ended December 31, 2003 and 2002

(US Dollars)

7. SEGMENT INFORMATION (cont’d)

June 30, 2003

Corporate

and

HFL

HSL

NPI

Eliminations

Totals

Net sales

$

244,982

$

239,439

$

15,759

$

(3,384)

$

496,796

Other income (loss)

11,961

-

(3,874)

67,610

75,697

Net income (loss)

(483,179)

5,246

(69 216)

(822,965)

(1,370,114)

Segment assets

1,284,057

185,046

51,984

(619,571)

901,516

Segment liabilities

3,092,704

760,314

121,507

(2,846,465)

1,128,060

December 31, 2003

Corporate

and

HFL

HSL

NPI

Eliminations

Totals

Net sales

$

59,117

$

79,737

$

16,615

$

(17,439)

$

138,030

Other income (loss)

-

-

-

(14,820)

14,820

Net income (loss)

(246,976)

95,824

(52,199)

(210,374)

(413,725)

Segment assets

619,084

232,663

57,380

13,294

922,421

Segment liabilities

1,398,404

826,887

176,355

(865,033)

1,536,613

#

ITEM 2.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION / PLAN OF OPERATIONS

Forward Looking Statements

This report on Form 10-QSB contains certain forward-looking statements within the meaning of Section 21e of the Securities Exchange Act of 1934, as amended, and other applicable securities laws.  All statements other than statements of historical fact are “forward-looking statements” for purposes of these provisions, including any projections of earnings, revenues, or other financial items; any statements of the plans, strategies, and objectives of management for future operation; any statements concerning proposed new products, services, or developments; any statements regarding future economic conditions or performance; statements of belief; and any statement of assumptions underlying any of the foregoing.  Such forward-looking statements are subject to inherent risks and uncertainties, and actual results could differ materially from those anticipated by the forward-looking statements.

Overview

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

We have incorporated two subsidiaries, Garuda Ventures Canada Inc. and Garuda Gold Corporation.  Both companies are incorporated under the laws of British Columbia, Canada. Garuda Ventures Canada Inc. holds idle working capital to be invested in marketable securities and has no other assets. Garuda Gold Corporation is currently inactive and has no assets, but will be activated as soon as a suitable project has been identified.

Results of Operations for the Three Months ended December 31, 2003 Compared to December 31, 2002 – Garuda Capital Corp. on a Consolidated Basis

During the second quarter of fiscal 2003, we realized total revenues of $542,655 and the net loss for the quarter ended December 31, 2003 was $156,746.  During the second quarter of fiscal 2002, we realized total revenues of $846,835 and a net loss of $30,281.  The 36% decrease in revenues and 517% increase in net loss for 2003 was a result of decreasing our outsourced sales force for improved controls and accountabilities.

Liquidity and Capital Resources for the Three Months ended December 31, 2003 Compared to. December 31, 2002 – Garuda Capital Corp. on Consolidated Basis

We believe that sales from our new subsidiaries will not provide sufficient capital resources to sustain operations and fund product development until fiscal year 2004/2005.  While we have received a “going concern” opinion from our auditors, we expect to raise capital through the conversion of outstanding warrants and equity sales as necessary to fund future growth until we operate above the break-even point.  We continually evaluate opportunities to sell additional equity or debt securities, or obtain credit facilities from lenders to strengthen our financial position.  The sale of additional equity or convertible debt securities could result in additional dilution to our stockholders.

In order to be more meaningful regarding the results of operations and the liquidity and capital resources, discussion thereof will be separated between Hagensborg Foods Ltd. and Natural Program Inc.

Results of Operations for the Three Months ended December 31, 2003 Compared to December 31, 2002 - Hagensborg Foods Ltd.

Revenues of $515,853 for the three months ended December 31, 2003 were 37% lower than the $815,175 in revenues reported for the three month period ended December 31, 2002.  The decrease in revenues was mainly due to the fact that we cut down our outsourced US sales force to bring our sales efforts in-house for improved control procedures and accountabilities.  We also eliminated unprofitable business from our sales portfolio.

Gross profit for the three months ended December 31, 2003 was $78,500 compared to $276,853 for the same period in 2002.

Net loss for the three months ended December 31, 2003 was $90,761 compared to a net income of $19,067 for the same period in 2002.  The decrease in net income was primarily due to the fact that the lower level of confectionary sales did not allow us to operate at the break even capacity of our chocolate manufacturing plant.

Our sales and marketing costs consist primarily of personnel costs, packaging design, advertising, promotions, and tradeshows.  Total costs were $33,286 and $257,786 for three months ended December 31, 2003 and December 31, 2002 respectively.  The increased costs in 2002 were largely due to additional marketing costs of the then new Seafood pate line and product development costs and as a result of our cost cutting efforts in 2003 to reach a break even point with our operations.  We anticipate that sales and marketing costs will stay constant over the foreseeable future.

Our general and administrative costs consist primarily of personnel costs, professional and legal costs, consulting fees, and general office costs.  Our general and administrative costs were $76,074 and $59,635 for the three months ended December 31, 2003 and 2002, respectively.  The increase in general and administrative costs between the two periods is largely the result of an increase in interest and bank charges.  General and administrative costs as a percentage of revenue increased between the two periods as a result of increases in expenses over the same periods.  We anticipate that general and administrative costs will remain stable over the foreseeable future.

Our premise and equipment leases were $33,286 and $31,193 for the three months ended December 31, 2003 and December 31 2002, respectively.  Our lease expires March 31, 2004 and the premise owner has offered to reduce the lease space to match our needs.

Liquidity and Capital Resources for the Three Months ended December 31, 2003 Compared to December 31, 2002 - Hagensborg Foods Ltd.

Since inception through April 1, 2002, when Hagensborg Foods Ltd. was acquired by Garuda Capital Corp., we have financed our operations partly through revenues from operations and bank credit facilities, and partly through the issuance of equity shares and convertible debentures.  We have not been able to reach the break-even point for the last four fiscal years and have had to rely on our parent company for capital resources.  We believe that sales from our new product lines will add new capital resources, but may not be sufficient to sustain operations and fund new product launches until fiscal 2004/2005.

During the three months ended December 31, 2003, our current assets to current liabilities ratio decreased to 0.90 from 1.12 for the same period in 2002.  Current assets decreased $114,746 from $608,899 to $494,153.  This was primarily due to lower accounts receivables as a result of lower overall sales.

Non-current assets for the three months ended December 31, 2003 were $357,594, net of depreciation.

Results of Operations for the Three Months ended December 31, 2003 Compared to December 31, 2002- Natural Program Inc.

Natural Program Inc. is a start-up operation.  Its revenue for the three months ended December 31, 2003 was $27,053 compared to $22,924 for the same period in 2002, being an increase of $4,129.  Its gross profit was $11,562 in 2003, compared to $14,237 in 2002, being a decrease of $2,675.  Net loss for the three months ended December 31, 2003 was $21,473, compared to a net loss of $11,696 for 2002

Currently, our sales consist mostly of Chinese herbal formulations to practitioners of traditional Chinese medicine on a wholesale basis.  We sell the herbs to practitioners for a wholesale price and they in turn retail them to their patients with a mark-up (usually 100%).  We collect the difference for the practitioners and balance their accounts at the end of every month.  In addition to our range of Chinese herbs, we are in the process of test marketing a line of Western herbal remedies in the Vancouver market.  As we implement our marketing plan for this product category in Western Canada, the Pacific North West and subsequently the rest of Canada and the United States we expect sales to increase over the coming year.

During the three months ended December 31, 2003, our total payroll increased from $7,156 in the three months ended December 31, 2002 to $26,000 in the three months ended December 31, 2003.  This increase is mainly due to the labor intensity of preparing custom formulation and the resulting necessity for additional staff. In the future, as we implement our growth plans, we anticipate that we will hire additional sales personnel, with compensation to be sales performance related.

Office and general expenses increased from $18,777 for the three months ended December 31, 2002 to $27,396 for the same period in 2003.  The higher expenses in 2003 include management fees for our President, Joyce Groote, who joined the company in January 2003, computer and network maintenance and upgrades as well as costs associated with administering a public company, including legal and accounting fees.

We anticipate that we will incur increased sales and marketing costs, including hiring sales personnel, broker fees and tradeshow attendance fees, as we implement our business growth strategies.

Liquidity and Capital Resources for the Three Months ended December 31, 2003 Compared to December 31, 2002 - Natural Program Inc.

Since inception through April 1, 2003, when Natural Program Inc. was acquired by Garuda Capital Corp., we have financed our operations partly through revenues and bank credit facilities, and partly through the issuance of equity shares.  We are not yet able to reach the break-even point and have to rely on our parent company for capital resources.  We believe that additional sales resulting from our increased marketing efforts will add new capital resources, but may not be sufficient to sustain operations and fund new product launches until fiscal 2004/2005.

In the three months ended December 31, 2003, our current assets to liabilities ratio increased from 0.27 to1.22.  Current assets increased from $14,250 to $37,040.  This was primarily due to increased inventory levels to support sales as well as increased accounts receivables levels associated with higher sales volumes.

Non-current assets for the three months ended December 31, 2003 were $17,099, net of depreciation.

Total liabilities increased from $90,681 for the three months ended December 31, 2002 to $176,355 for the same period in 2003.  This includes $30,345 in current liabilities, a $4,455 shareholder loan and loans from our parent company totaling $141,555.

ITEM 3.

CONTROLS AND PROCEDURES

(a)

Evaluation of disclosure controls and procedures

Our Chief Executive Officer and our Chief Financial Officer evaluated our “disclosure controls and procedures” (as defined in Rule 13a-14 (c) of the Securities Exchange Act of 1934 (the "Exchange Act") as of a date within 90 days before the filing date of this report and have concluded that as of the evaluation date, our disclosure controls and procedures are effective to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.

(b)

Changes in internal controls.

Subsequent to the date of their evaluation, there were no significant changes in our internal controls or in other factors that could significantly affect these controls. There were no significant deficiencies or material weaknesses in our internal controls so no corrective actions were taken.

PART II – OTHER INFORMATION

ITEM 1.

LEGAL PROCEEDINGS

None

ITEM 2.

CHANGES IN SECURITIES

None

ITEM 3.

DEFAULTS UPON SENIOR SECURITIES:

None

ITEM 4.

SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS:

None

ITEM 5.

OTHER INFORMATION:

None

ITEM 6.

EXHIBITS AND REPORTS ON FORM 8-K.

(a)

Exhibits:

2.1 (1)

Hagensborg Foods Ltd. Acquisition Agreement

2.2 (1)

Natural Program Inc. Acquisition Agreement

3.1 (2)

Articles of Incorporation

3.2 (1)

Bylaws

3.3 (1)

Articles of Amendment

11

Statement RE: Computation of Per Share Earnings

31.1

Certification of the Chief Executive Officer and Chief Financial Officer Pursuant To Rule 13a-14 Or 15d-14 of the Securities Exchange Act Of 1934,as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1

Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C.  Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1).

Incorporated by reference from Form 10-KSB Annual Report filed on or about October 15, 2003

(2)

Incorporated by reference from Form 10-SB Registration Statement filed on or about June 29, 2000

(b)

Reports on Form 8-K

On December 17th, 2003, we announced that Spicer Jeffries LLP (“Spicer Jeffries”) resigned as our independent auditor. Spicer Jeffries’ reports on our financial statements for the fiscal years ended June 30, 2003 and 2002 did not contain an adverse opinion or a disclaimer of opinion, and was not qualified or modified as to uncertainty, audit scope or accounting principles. However, the opinion did raise substantial doubt about our ability to continue as a going concern.

On January 30th, 2004, we announced that we retained Williams & Webster P.S., Certified Public Accountants as our independent public accountants.  Our audit committee and board of directors each independently approved resolutions on January 29th, 2004 and January 30th, 2004, approving the selection of Williams & Webster P.S.

#

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:

February 19th, 2004

GARUDA CAPITAL CORP.

By:

/s/ C. Robin Relph

C. Robin Relph,

President and CEO

By:

/s/ Jurgen Wolf

Jurgen Wolf,

Director

By:

/s/ G. Arnold Armstrong

G. Arnold Armstrong,

Director

#

Exhibit 31.1

CERTIFICATION OF THE CHIEF EXECUTIVE OFFICER AND CHIEF FINANCIAL OFFICER PURSUANT TO RULE 13A-14 OR 15D-14 OF THE SECURITIES EXCHANGE ACT OF 1934, AS ADOPTED PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, C. Robin Relph, certify that:

1.

I have reviewed this quarterly report on Form 10-QSB of Garuda Capital Corp.;

2.

Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3.

Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this report;

4.

I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15(d)-15(f)) for the Registrant and have:

a)

Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

b)

Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

c)

Evaluated the effectiveness of the Registrant’s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

d)

Disclosed in this report any change in the Registrant’s internal control over financial reporting that occurred during the period covered by the annual report that has materially affected, or is reasonably likely to materially affect, the Registrant’s internal control over financial reporting; and

5.

I have disclosed, based on my most recent evaluation of internal control over financial reporting, to the Registrant’s auditors and the audit committee of the Registrant’s board of directors (or persons performing the equivalent functions):

a)

All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the Registrant’s ability to record, process, summarize and report financial information; and

b)

Any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant’s internal control over financial reporting.

Date:

February 19th, 2004

/s/ C. Robin Relph

C. Robin Relph,

Chief Executive Officer and

Chief Financial Officer

#

Exhibit 32.1

CERTIFICATION PURSUANT TO

18 U.S.C. SECTION 1350

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Garuda Capital Corp. (the “Company”) on Form 10-QSB for the period ended December 31, 2003, as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, C. Robin Relph, Chief Executive Officer and Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002 that:

1)

The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, and

2)

The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

By:

/s/  C. Robin Relph

C. Robin Relph,

Chief Executive Officer and

Chief Financial Officer

February 19th, 2004

#