Form 10-Q
period 2004-03-31
GARUDA CAPITAL CORP
filed 2004-05-24
CIK 1116539

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-QSB

x QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	March 31, 2004
Or
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from	to

Commission file number	0 – 30927
Garuda Capital Corp.
(Exact name of registrant as specified in its charter)
Nevada 980209053
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
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
Common Stock, $0.001 par value, 6,373,576 shares as of May 24, 2004

PART I - FINANCIAL INFORMATION

ITEM 1.

FINANCIAL STATEMENTS

The accompanying financial statements of Garuda Capital Corp. for the nine months ended March 31, 2004 and March 31, 2003 have been prepared by the Company’s management and they do not include all information and notes to the financial statements necessary for a complete presentation of the financial position, results of operations, and cash flows in conformity with accounting principles generally accepted in the United States of America.  In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature.

Operating results for the quarter ended March 31, 2004, are not necessarily indicative of the results that can be expected for the year ending June 30, 2004.

CONSOLIDATED FINANCIAL STATEMENTS

GARUDA CAPITAL CORP.

VANCOUVER, BRITISH COLUMBIA, CANADA

March 31, 2004 and March 31, 2003

1. CONSOLIDATED BALANCE SHEETS

2. CONSOLIDATED STATEMENTS OF OPERATIONS

3 CONSOLIDATED STATEMENTS OF CASH FLOWS

4. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

GARUDA CAPITAL CORP.

Consolidated Balance Sheets

March 31, 2004 and June 30, 2003

	(US Dollars)
	March 31, 2004 (unaudited)	June 30,2003

ASSETS
Current
Accounts receivable	$ 170,771	$ 100,439
Available for sale securities	-	94,644
Inventory, net	332,529	293,222
Prepaid Expenses	29,256	25,817

Current Assets	532,556	514,122

Property and equipment, net	371,713	387,394

Total Assets	904,269	901,516

LIABILITIES
Current
Bank indebtedness	251,869	263,479
Bank Loan	128,600	169,400
Accounts payable and accrued expenses	482,420	352,325
Short-term loan	44,117	-
Current portion of capital lease obligation	823	2,938
Amounts due to shareholders	774,880	335,455

Current liabilities	1,682,709	1,123,597

Long term debt
Capital lease obligation	5,045	4,463
Loans from Others		-

Total Liabilities	1,687,754	1,128,060

SHAREHOLDERS' EQUITY(DEFICIT)
Preferred stock, $0.001 par value; authorized 10,000,000 (2001 : 10,000,000)
Issued : None
Common stock, $0.001 par value; authorized 50,000,000 (2001 :50,000,000);
Issued : 6,049,575 (2001 :4,951,500)	6,374	6,300
Capital in excess of par value	2,444,715	2,437,389
(Deficit)-beginning of the year	(2,676,154)	(1,915,794)
Current Year (Loss)	(575,118)	(760,360)
Other Comprehensive Income (loss)	16,698	5,921
	(783,485)	(226,544)

Total Liabilties and Stockholders' Equity (Deficit)	904,269	901,516

The accompanying notes are an integral part of these statements.

GARUDA CAPITAL CORP.

Consolidated Statements of Operations

For the periods ended March 31, 2004 and 2003

	Three months ended March 31		Nine months ended March 31
	2004	2003	2004	2003
	(unaudited)	(unaudited)	(unaudited)	(unaudited)

REVENUE

Sales	$ 267,978	$ 216,500	$ 1,086,711	1,761,041

Cost of Sales	219,038	147,542	899,741	1,152,934

	48,940	68,958	186,970	608,107
EXPENSES

General and administrative	162,019	246,367	568,186	794,402
Depreciation	13,973	13,240	41,078	37,901
Advertising and Promotion	-	-	-	3,354
Equipment and Premises Leases	36,766	34,222	109,355	65,415
Interest on debt	6,311		28,649

	219,069	293,829	747,268	901,072

Loss before other items	(170,129)	(224,871)	(560,298)	(292,965)

Loss on sale of marketable securities	-	31,841	(14,820)	45,704

NET LOSS	(170,129)	(193,030)	(575,118)	(247,261)

Unrealized loss on marketable securities	-	(41,179)	-	(3,981)
Gain from foreign currency translation	2,821	2,244	10,777	4,492
Loss on sale of assets	-	(2,148)	-	(2,148)

NET COMPREHENSIVE LOSS	$(167,308)	$ (234,113)	(564,341)	(248,898)

NET LOSS PER COMMON SHARE
BASIC AND FULLY DILUTED	$ (0.03)	$ (0.04)	(0.09)	(0.04)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES	6,308,698	6,169,575	6,308,698	6,169,575

The accompanying notes are an integral part of these statements.

GARUDA CAPITAL CORP.

Consolidated Statements of Cash Flow

	(US Dollars)
	Nine months ended March 31.
	2004	2003
	(unaudited)	(unaudited)

Net loss	$ (564,341)	$ (248,898)
Items not involving cash :
Depreciation	41,078	37,901
Gain/Loss on sale of marketable securities	14,820	(45,708)
Foreign currency translations	10,777	(4,492)
Unrealised gain/loss on marketable securities	-	3,981
Changes in operating assets and liabilities:
Increase in accounts receivable	(70,332)	(96,107)
Increase in inventory	(39,307)	33,944
Increase in prepaid expenses	(3,439)	(29,045)
Increase(Decrease) in accounts payable and accrued expenses	130,095	57,391
Increase in unearned revenue	-	(26,473)
Decrease in account payable- related party	-	129,293

Net cash provided by ( used in) operating activities	(480,649)	(188,213)

FINANCING
Repayment for bank indebtedness	(11,610)	-
Increase in bank indebtedness	-	237,874
Increase in short term debt	44,117	-
Decrease in subscription receivable	-	100,000
Repayment for bank loan	(40,800)	-
Draw on bank loan	-	176,200
Draw on long term debt	-	47,284
Cash paid to shareholders	-	(432,504)
Decrease in current lease obligation	(1,533)	-
Loans from shareholders	439,425	-
Increase in contributed share capital	7,400	-

Net cash provided by financing activities	436,999	128,854

INVESTING
Sale of marketable securities	109,464	438,941
Purchase of marketable securities	(33,488)	(402,135)
Cash paid for purchase of property and equipment	(30,236)	20,463

Net cash used by investing activities	45,740	57,269

Net increase(decrease) in cash	2,090	(2,090)
Cash at the beginning of period	(2,090)	-
Cash at the end of period	$ -	$ (2,090)

The accompanying notes are an integral part of these statements.

GARUDA CAPITAL CORP.

CONDENSED NOTES TOCONSOLIDATED INTERIM FINANCIAL STATEMENTS

Nine Months ended March 31, 2004 and 2003 (US Dollars)

1.  NATURE OF OPERATIONS AND BASIS OF PRESENTATION

Organization – The Company was incorporated in Nevada on July 8, 1997 and is a public company traded on the NASDAQ OTC bulletin board.  On February 14, 2002, the Company changed its name from Vanstar Films, Inc. to Garuda Capital Corp.

Basis of Preparation

The accompanying interim condensed financial statements are prepared in accordance with rules set forth in Regulation SB of the Securities and Exchange Commission.  As said, these statements do not include all disclosures required under generally accepted principles and should be read in conjunction with the audited financial statements for the year ended June 30, 2003.  In the opinion of management, all required adjustments, consisting of normal reoccurring accruals, have been made to the financial statements.

Nature of Operations – The Company, through it subsidiaries, sells and processes specialty food products and herbal medication to wholesale and retail customers in North America.

For the period ended March 31, 2004, the Company incurred a net loss of $413,725.  The Company's ability to continue its operations and to realize assets at their carrying values is dependent upon the continued support of its shareholders, obtaining additional financing and generating revenues sufficient to cover its operating costs.   During the period the Company maintained operations by relying mainly on shareholders advances.  Management intends to raise sales revenue by a more aggressive marketing and product awareness campaigns.  They also intend to secure larger customer accounts by making products more appealing to certain markets.  Management will raise additional equity funds or loans as needed to meet any future short falls in working capital.

The financial statements do not give effect to any adjustments which would be necessary should the Company be unable to continue as a going concern and therefore be required to realize its assets and discharge its liabilities at amounts different from those reflected in these consolidated financial statements.

Going Concern - The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  The Company's auditors in their report on the Company's June 30, 2003 financial statements expressed their concern that the Company could not continue as a going concern.  As shown in the accompanying financial statements, the Company incurred a net loss of $413,725 for the period ended March 31, 2004, and has negative working capital.  The Company’s management is currently exploring new business opportunities, which will, if successful, mitigate these factors that raise substantial doubt about the Company’s ability to continue as a going concern.  The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue.  Management expects that the Company will need less than $1,000,000 over the next year, which will be met through operations and additional equity financing and shareholder loans.

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

Available-for-sale securities - The Company has invested in various securities classified as available-for-sale at June 30, 2003.  These securities are carried at market value, with unrealized gains and losses reported as a separate component of shareholders’ equity.  At March 31, 2004, the Company had disposed of all its securities.

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

Income taxes – Income taxes are accounted for under the asset and liability method.  Deferred tax assets and liabilities are recognized for future timing differences between the financial statement carrying amounts and their respective tax bases.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered.  As at March 31, 2004, the Company had net operating loss carryforwards; however, due to the uncertainty of realization the Company has provided a full valuation allowance for the deferred tax assets resulting from these loss carryforwards

Use of estimates - The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.

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

4. OFF-BALANCE SHEET RISKS

During the six months ended March 31, 2004, two major customers accounted for 34% of total revenue.

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

By two agreements dated April 1, 2002, we acquired Hagensborg Foods Ltd. (“Hagensborg”), a Vancouver-based manufacturer and marketer of fine chocolates and other gourmet foods and Natural Program Inc. (“Natural Program”), a manufacturer and distributor of natural medicine.

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

Results of Operations for the Nine Months ended March 31, 2004 Compared to March 31, 2003 – Garuda Capital Corp. on a Consolidated Basis

During the third quarter of fiscal 2003/2004, we realized total revenues of $267,978 and the net loss for the quarter ended March 31, 2004 was $170,129.  During the third quarter of fiscal 2002/2003, we realized total revenues of $216,500 and a net loss of $193,030.  The 24% increase in revenues and 14% decrease in net loss for 2003/2004 was a result of increased sales and cost saving measures that were taken for Hagensborg operations.

Gross profit for the three months ended March 31, 2004 was $48,940 compared to $68,958 for the same period in 2003.

Our general and administrative costs for the three months ended March 31, 2004 were $162,019 compared to $246,367 for the three months ended March 31, 2003, which consisted primarily of personnel costs, professional and legal costs, consulting fees, and general office costs.  The decrease in general and administrative costs between the two periods is largely the result of cost saving measures to reduce our overhead for both operations.

Our premise and equipment leases for both Hagensborg and Natural Program were $36,766 and $34,222 for the three months ended March 31, 2004 and March 31, 2003, respectively.  Effective March 31st, 2004, we renewed the lease for the premises for both Hagensborg and Natural Program; the lease costs have not increased significantly.

We anticipate that we will incur increased sales and marketing costs, including hiring sales personnel, broker fees and tradeshow attendance fees, as we implement our business growth strategies for both Hagensborg and Natural Program.

Liquidity and Capital Resources for the Nine Months ended March 31, 2004 Compared to. March 31, 2003 – Garuda Capital Corp. on Consolidated Basis

We believe that sales from our new subsidiaries will not provide sufficient capital resources to sustain operations and fund product development until fiscal year ended June 30, 2005.  While we have received a “going concern” opinion from our auditors, we expect to raise capital through the conversion of outstanding warrants and equity sales as necessary to fund future growth until we operate above the break-even point.  We continually evaluate opportunities to sell additional equity or debt securities, or obtain credit facilities from lenders to strengthen our financial position.  The sale of additional equity or convertible debt securities could result in additional dilution to our stockholders.

Since inception through April 1, 2002, when we acquired Hagensborg Foods Ltd., we have financed Hagensborg’s operations partly through revenues from operations and bank credit facilities, and partly through the issuance of equity shares and convertible debentures.  Hagensborg has not been able to reach the break-even point for the last four fiscal years and has had to rely on Garuda for capital resources.  We believe that sales from Hagensborg’s new product lines will add new capital resources, but may not be sufficient to sustain operations and fund new product launches until the fiscal year ended June 30, 2005.

Since inception through April 1, 2003, when Natural Program Inc. was acquired by Garuda Capital Corp., we have financed Natural Program’s operations partly through revenues and bank credit facilities, and partly through the issuance of equity shares.  Natural Program has not yet able to reach the break-even point and has had to rely on Garuda for capital resources.  We believe that additional sales resulting from Natural Program’s increased marketing efforts will add new capital resources, but may not be sufficient to sustain operations and fund new product launches until the fiscal year ended June 30, 2005.

During the three months ended March 31, 2004, our current assets to current liabilities ratio decreased to 0.32 from 0.46 for the same period in 2003.  Current assets increased $18,434 from $514,122 in 2003 to $532,556 in 2004, primarily as a result of increased accounts receivable in 2004.

Non-current assets for the nine months ended March 31, 2004 were $371,713, net of depreciation.

Total liabilities increased from $1,128,060 for the nine months ended March 31, 2003 to $1,687,754 for the same period in 2004.  For the nine months ended March 31, 2004, this includes $1,682,709 in current liabilities, including a $774,880 in shareholder loan and a short term loan of $44,117.

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

May 24, 2004

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

May 24, 2004

/s/ C. Robin Relph

C. Robin Relph,

Chief Executive Officer and

Chief Financial Officer

Exhibit 32.1

CERTIFICATION PURSUANT TO

18 U.S.C. SECTION 1350

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Garuda Capital Corp. (the “Company”) on Form 10-QSB for the period ended March 31, 2004, as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, C. Robin Relph, Chief Executive Officer and Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002 that:

1)

The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, and

2)

The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

By:

/s/  C. Robin Relph

C. Robin Relph,

Chief Executive Officer and

Chief Financial Officer

May 24, 2004