Form 10KSB
period 2004-06-30
GARUDA CAPITAL CORP
filed 2004-11-12
CIK 1116539

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

 X  ANNUAL REPORT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the fiscal year ended June 30, 2004

OR

    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from _______ to ___________.

Commission file number 0-30927

GARUDA CAPITAL CORP.

(Exact name of registrant as specified in its charter)

                     NEVADA                                                                            980209053

<State or Other Jurisidiction of

(I.R.S. Employer Identification No.)

Incorporation of Organization)

         502-1978 Vine Street, Vancouver, BC                                                                  V6K 4S1

(Address of principal executive offices)

(ZIP Code)

Registrant’s telephone number, including area code:

(604) 737-0203

Securities registered pursuant to Section 12(b) of the Act

None

Securities registered pursuant to Section 12(g) of the Act:

Common Shares

(Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for shorter period that the registrant as required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes   X    No      .

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.     .

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).

Yes      .. No  X

Aggregate market value of the voting stock of the registrant held by non-affiliates of the registrant at September 30, 2004 (computed by reference to average of the bid and asked price on the NASD OTC Bulletin Board of the common shares on such date): $637,357.50.

Number of common shares outstanding at October 31, 2004: 6,373, 575.

Documents Incorporated by Reference: NONE

TABLE OF CONTENTS

Part 1

Item 1

Business

3

Item 2

Properties

14

Item 3

Legal Proceedings

15

Item 4

Submission of Matters to a Vote of Security Holders

15

Part II

Item 5

Market for Registration’s Common Equity, Related Stockholder Matters and Issuer

Purchases of Equity Securities

15

Item 6

Management’s Discussion and Analysis of Financial Condition and

Results of Operation

16

Item 7

Financial Statements

17

Item 8

Changes in and Disagreements with Accountants on Accounting and

Financial Disclosure

17

Item 8A

Controls and Procedures

18

Item 8B

Other Information

18

PART III

Item 9

Directors and Executive Officers of the Registrant

18

Item 10

Executive Compensation

19

Item 11

Security Ownership of Certain Beneficial Owners and Management and

Related Stockholder Matters

21

Item 12

Certain Relationships and Related Transactions

23

Item 13

 Exhibits and Reports on 8-K

23

Item 14

Principal Accountant Fees and Services

24

PART I

Item 1.   Description of Business

Cautionary Statement

Certain statements contained in this Annual Report on Form 10-K ("Report"), including, without limitation, statements containing the words "believes," "anticipates," "estimates," "expects," and words of similar import, constitute "forward-looking statements."  Readers should not place undue reliance on these forward-looking statements.  Our actual results could differ materially from those anticipated in these forward-looking statements for many reasons, including risks described in this Report, including the "Risk Factors" section contained in this Item 1, and the other documents we file with the Securities and Exchange Commission ("SEC").

Introduction

We are Garuda Capital Corp., and are based in Vancouver, Canada.  In April 2002, we acquired two businesses, namely Hagensborg Foods Ltd. (“HFL”) and Natural Program Inc. (“NPI”).  HFL is in the business of manufacturing and marketing gourmet foods.  Through HFL we manufacture and market both branded and private label chocolates as well as seafood pates and we serve wholesale and retails customers both in Canada and the US.  All products are directly shipped from our warehouse in Vancouver.

NPI is in the business of developing and marketing herbal remedies.  Through NPI we operate a Chinese herbal pharmacy to dispense high quality Chinese herbs to practitioners and market a wholesale line of herbal remedies under the Natural Program name.  To date, we have completed the development of the first complete product line, which is being test marketed in Vancouver-based health food stores and pharmacies.   Our first complete product line includes the Rescue Line and Travel Line.  The Rescue Line currently consists of five products: Memory, Sleep, Headache, Stress and Energy rescue. The first product of our new Travel Line is Thrombosin.

NPI’s main assets are its proprietary formulations which are developed in-house.  NPL’s products are marketed in the US, Canada and Europe.  Please see the section titled “The Business of Garuda” on herein for a complete description of NPI’s history and business.

HAGENSBORG FOODS LTD.

History and general development of business of HFL

Through our subsidiary, HFL, we are in the business of manufacturing and marketing gourmet chocolates and other gourmet foods. We market our products throughout North America and serve wholesale and retail customers both in Canada and the US.  All products are directly shipped from our warehouse in Vancouver, British Columbia.

Through our subsidiary HFL we acquired certain assets of Hagensborg Food Corp. (“HFC”), a company domiciled in the U.S. that is in the business of selling, marketing and distributing food products.  Until March 2003, Robin Relph, our President and a director was a director of HFC and from February to March 2003 he was the principal officer of HFC.  There are 5 shareholders with more than ten percent of the outstanding shares, Robin Relph (13%), Aran Asset Management (22%), LaMont Asset Management (36%), a Swiss asset management company, Hagensborg Limited (10%) a Bahamas corporation, and Zambala Ventures Ltd. (13%), a Bahamas trust.

Our objective is to develop the business of HFL and HFC by providing missing key ingredients such as management expertise, strategic planning, fund raising capabilities, and an extensive network of international contacts.

Products of HFL

We manufacture and market both branded and private label chocolates.  Our four main chocolate brands are “Kiss Me” truffle frogs, “Mountain Ridge”, “Peaks”, “Leone” and “Truffles To Go”.

Kiss Me® is a European chocolate truffle in the shape of a frog, with a melting truffle center.  The product is marketed in two gift box presentations, containing either twelve individual chocolate frogs or three individual chocolate frogs.   Our target market for Kiss Me truffles consists of upscale gift box chocolate consumers, both male and female, between the ages of 25 and 54 years of age with medium to higher household incomes.

Mountain Ridge® in the US, or Peaks® in Canada, is a Belgian honey almond nougat bar consisting of chocolate peaks with white chocolate tips.  The product is marketed in 2 sizes, a king sized 300 gram bar and a snack sized 75 gram bar.  National chains such as Seven Eleven in Canada have approved the product for national distribution in their stores.

Leone® is a high end gift box confection.  “The Classic Collection”, the first item of this line, contains milk, dark and white champagne truffles made of Belgian chocolate, and is sold in various gift boxes as well as a keep sake tin.  The product was launched at the Fancy Food Show in New York in June 2003.

Truffles To Go® are manufactured in eight flavors:  cappuccino, orange, mint, mocha, peanut butter, milk chocolate, and chocolate eclipse.  Truffles To Go are marketed in two different size packages, a 2.5 ounce single serve pack or a 5.4 ounce pack.  In addition, we also manufacture several “all natural” and “no sugar added” versions.  Our target market for this product is women between the ages of 25 and 44 years of age in the mid to high household income bracket.

We also acquired through our subsidiary, HFL, a line of seafood products including seafood pates and smoked salmon filets from HFC.  The seafood pâtés are marketed in six flavors, namely smoked salmon, salmon, shrimp, rainbow trout with dill, crab and lobster.  The products are packed in three ounce tins and are sold either individually or inside a decorative retail box.  We own the proprietary recipe and the custom German food processor utilized to produce the pâté.  This equipment is installed at St. Jeans, a plant in Nanaimo, BC, which produces the pâté on a contract basis for us.

Market

Gourmet foods consumption is affected by many factors, including climate, consumers’ disposable income, the economic development of the country and its distribution and marketing facilities.  The developed nations generally have high levels of gourmet foods consumption in comparison to the developing or emerging nations.

Chocolate consumption during key holidays account for a significant portion of all confectionery sold during the year, with Halloween, Easter, and Christmas/Hanukkah being the top selling holidays.

Competition

Our HFL subsidiary can be considered a niche marketer of specialty food products.  Our competition consists of Canadian and US-based manufacturers and marketers of gourmet confectionary products and canned seafood pates.   Competition is based upon name recognition, taste and cost.  A significant portion of our competition is larger than we are with greater market share and resources.

Marketing

Marketing Trends

Our main Hagensborg promotional activities are:

Increasingly health conscious shoppers look for high quality, health-friendly products:

This trend is largely a response to the general increase in health consciousness of both the aging baby-boomers and their descendants.  Hagensborg’s no-sugar added, all natural chocolates and all natural seafood pates are marketed to this growing segment.

Upscale packaging makes higher prices acceptable:

An unprecedented array of creative, unique, and upscale packaging options attracts consumers to the higher cost of gourmet products.  Our packaging helps to draw the consumers who are not familiar with the quality of our product, as well as the consumer shopping for a pre-wrapped gift.

Small packages encourage impulse offerings:

Specialty foods marketers are making their products easier to purchase by selling them individually wrapped, or in small packages suitable for placement at the register.  To this end, we have developed three piece truffle packages and other impulse offerings.

Marketing Activities

Our main promotional activities are:

Trade Shows:

Trade shows are a key forum for meetings with brokers, retail buyers and distributors.  We are typically represented at three Fancy Food Shows: January in San Francisco; March in Chicago; July in New York.  Other trade shows we have attended are the All Candy Expo in June in Chicago; the Natural Products Show in March in Chicago; and the Private Label Manufacturers Association Private Label Show in November.  In addition, we attend distributor shows such as the Gourmet Award show for their customers held during summer.

Trade Advertising:

We regularly place ads in key trade press publications including Gourmet Retailer and Gourmet News.

Press Releases:

We distribute press releases to trade publications and have achieved coverage in Fancy Food Magazine, Gourmet Business, Confectioner Magazine and Gourmet Retailer.

Sales Manager Contacts:

Our sales agents have been developing contacts with distributors, brokers and major retailers such as Safeway, Albertson’s and Kroger.  Our sales agents work with the retailers to place products in their permanent displays, provide promotional support and ensure supply.  To widen distribution of our products through the larger retailers means gaining head office approval, then working with each regional division to gain placement in stores.

Product Information:

Our marketing department has developed selling presentations for each product/brand, including market information and key selling points.  As well as using it for customer meetings, our sales staff provides this information to brokers who work on our behalf to ensure they use our strong selling points.  This is part of our effort to ensure our brokers and distributors are educated about our products and will therefore do a better job with potential customers.  Retailers are inundated with new products from which to choose.  Providing competitive arguments in a category context makes it easier for them to choose our products.

Website:

Our website address, www.hagensborg.com, appears on our packaging and printed materials.  Our website gives details of all products with information for consumers, retailers and distributors.  This is a useful tool for reaching smaller customers.

Growth Strategies

Market Penetration

Increasing the sales volume of existing products in existing markets through focusing on marketing and promotional activities is a low risk strategy to expand our HFL business.  However, since this strategy has its limitations, such as individual distribution channels that can only support a certain sales volume, additional methods will have to be adopted.

In order to further penetrate our existing markets, we are focusing on our core competency, the production of high quality truffles.  We are currently developing new packaging concepts for our truffles to be able to offer products tailored to specific seasons.  For example, the spring season which includes Valentine’s Day, Easter and Mother’s Day is the second most important chocolate consumption season after Christmas.

Market Expansion

Broadening our distribution base; that is, finding new markets for existing products, is another strategy we plan to apply in order to expand our business.  Although it involves more risk than sole market penetration, developing new markets also has a greater potential for revenue generation.

We are currently developing a variety of concepts to attract new markets for our existing products.  One approach is to repackage our high end truffles to appeal to consumers with higher levels of price sensitivity.  We are also pursuing a variety of private label opportunities to add to our bottom line by manufacturing for large national retail chains.

Product Development

New products are widely acknowledged by industry leaders as being the lifeblood of the specialty food market.  In the past, we have been very successful in launching new products, including our latest introduction “Kiss Me” chocolates.  The main focus of our product development efforts will be finding products to generate revenue in the historically revenue weak first and second calendar quarters.  Recent successful product launches include Mountain Ridge and Leone.

Product/Market Development

The development of new products for new markets is the most cost-intensive, high risk method for growth within the specialty food industry.  However, the risk can be minimized by acquiring existing businesses with products complementary to our HFL line of products.  The advantage of acquiring existing companies with established products is the development cost savings and reduced time to market.

Stated Business Objectives

Our major objectives are threefold:

Expand product line

Our strategic focus for the next 12 months will be developing and marketing our existing proprietary brands and private label business in Canada and the US, as well as expanding our product range through in-house product development and acquisitions of suitable gourmet foods manufacturers.  The key focus will be placed on identifying new products to increase revenues for the fiscal 2004/2005 year.

Expand distribution to increase volumes

In order to take advantage of economies of scale we are seeking to expand our national distribution in Canada and the US over the course of the next 24 months.  This will be achieved by adding selected distributors and brokers in the areas of general grocery, department stores and health food chains, by developing sales channels for the club and private label business and by hiring key sales personnel.

Our first priority will be the expansion of distribution.  To sustain growth over the longer term, we intend to generate a continuing flow of distinctively different, new products through in-house product development and by way of acquisitions and market these new products on a North America wide basis.

NATURAL PROGRAM INC.

History and general development of business of Natural Program Inc.

Natural Program Inc. (“NPI”) is a Nevada corporation which we acquired in April 2002.  In January 2002, NPI acquired Natural Program Ltd., a British Columbia company which founded the business.

Through our subsidiary, NPI, we are in the business of developing and marketing herbal remedies currently in a test market in Vancouver, British Columbia with a view to ultimately marketing the products throughout North America.  Through NPI we operate a Chinese herbal pharmacy to dispense high quality Chinese herbs to practitioners and market a wholesale line of herbal remedies under the NPI name.  To date, we have completed the development of the first complete product line, which is being test marketed in Vancouver-based health food stores and pharmacies.

Our main NPI assets are our proprietary formulations which are developed in-house.  Raw materials are sourced internationally to ensure the highest possible quality. Large-scale manufacturing is currently outsourced to specialized providers who comply with Good Manufacturing Practices standards.  Our NPI products are marketed in Canada and the US.

Products and services of NPI

Currently, our main NPI product line consists of five liquid herbal remedies which we believe improve the quality of day-to-day life, offering solutions for common health problems., although no independent studies have been performed to evaluate the effectiveness of the formulations.  The formulas are sold in 2 oz./59.1ml bottles and retail for approximately $20 Cdn.

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

Memory Rescue. - Formulated to enhance memory and concentration, we believe Memory Rescue supports cognitive function, increases mental abilities, and counteracts mental dullness and depression.

Thrombosin is a herbal formula which we believe helps prevent the formation of blood clots as a result of lack of circulation.  The formation of blood clots, or deep-vein thrombosis or DVT, has been dubbed “economy class syndrome” because it results from long hours of minimal movement suffered especially, but not exclusively, by air travel passengers on long-haul flights.  Taken several days before and after flying, Thrombosin helps the prevention of blood clots which can be fatal if not treated properly.

Good Manufacturing Practices

The Food and Drug Administration in the US currently requires that manufacturers, processors and packagers of food, drugs, medical equipment and blood follow Good Manufacturing Practices (“GMP”).  GMP is a regulatory process which was implemented for consumer protection.  It ensures that all aspects of the business are monitored allowing consumers to feel confident that the products they receive are safe, pure and effective.  Some of the aspects involved in the GMP regulatory process are sanitation, cleanliness, personnel qualifications and recordkeeping. These procedures are followed on a daily basis.  GMP protects consumers against weak or super-potent products, contamination, inconsistency in appearance, improper packaging and mislabeling.  Dietary supplements are not yet required, by law, to follow GMP practices.  However, GMP regulations should soon apply to dietary supplements.  NPI already abides by these requirements and can therefore ensure customers of the high quality and purity of the products it delivers.

As of January 1st, 2004 the Natural Health Products Directorate (“NHPD”) became the regulating body for natural health products (“NHP”) in Canada.  Previous regulations were defined by the Food and Drug Regulations.  The new regulations will affect manufacturers, distributors, importers, labelers and packagers of NHP.   The new regulations require all NHP have a product license in order to be sold pre-packaged and in open selection areas.  Locations which are involved in the production, distribution, importation and sale of NHP will be required to hold a site license and comply using GMP.

Companies which import goods from foreign sites must also provide evidence showing that the imported products meet GMP standards.  GMP must be created, implemented and regulated by a qualified Quality Assurance officer.

The transition period for site license compliance applies only to companies which have an establishment license (which NPI has obtained) and have been conducting business before January 1, 2004.  Sites with a valid establishment license must be compliant with site license and GMP requirements by January 1, 2006.

All NHPs that are prepacked, and not sold by prescription will require a product license and in turn an NHP number.  The purpose of this license is to provide standards of evidence for the quality of the NHP purchased.  The Natural Health Products Directorate will provide clearly defined criteria to evaluate each product type.   Each product sold by a company must go through the application process.  There are different submission types for products.  These include Compendial and Non-Compendial.  The Compendial submission refers to an application for which a monograph is available.  There will be a compilation of over 100 monographs of common NHPs for reference.

Non-Compendial describes an application in which a full review is required.  Some of the general requirements for application include: completed product license application form, proposed label text, quality summary report and evidence of safety and efficacy.  Once all product information has been gathered and sent to the NHPD, the product will be reviewed.  If quality, purity and safety can be demonstrated, a product license will be submitted.

Health Canada has instituted a transitional period to help all affected to work towards a full understanding of the requirements for compliance.  The transition periods apply to NHP with and without drug identification numbers (“DIN”).  A NHP with a DIN will have until December 31, 2009 to obtain a NHP number.  A NHP without a DIN will have until December 31, 2007.  Any new NHP introduced to the market after January 1, 2004 must have a NHP number and therefore a product license.

NPI will require a site license, will need to be GMP compliant and will require product licenses for its Rescue Line.  However, NPI also qualifies for the transition periods which mean that the product license will not be required until December 31, 2007.  A site license and GMP compliance will be required by January 2006.

Herbal Laboratories

In addition to the wholesale product lines described above, our NPI herbal laboratory specializes in dispensing Chinese herbal extracts, including traditional Chinese herbal formulas, custom herbal formulas and single herbal extracts in granulated form.  Doctors of traditional Chinese medicine prescribe herbal formulas just like traditional physicians prescribe medications.  Patients drop off their prescriptions at the NPI laboratory where the formulations are mixed by professional herbalists.  As an incentive for practitioners to refer their patients to NPI they receive a commission based on the value of herbs sold.

We carry over 400 single Chinese herbal extracts and more than 350 of the most commonly used formulas.  Both are packed in 50g and 100g bottles and may be special ordered in larger quantities.

Market

The market is currently dominated by traditional, grass roots products sold as raw herbs, which require preparation such as drying or boiling.  The market is underserved by professional products which are safe, easy to use and effective.  This is mainly due to the complex regulatory environment and the start-up capital requirements for developing and dispensing herbal remedies.

Target Market

Our NPI remedies are targeted at the general public currently in a test market in Vancouver, British Columbia, ultimately to be marketed throughout North America and intended as part of everybody’s home pharmacy.  They are typically used by environmentally conscious, socially responsible, family-oriented and educated shoppers who:

•

Already use natural medicine and look for natural, non-habit forming remedies to common health problems; or

•

Are first-time users of natural medicine who look for effective, easy-to-use “starter” products to familiarize themselves with the benefits of natural remedies.

Market Acceptance

Market acceptance of our NPI products is based on that fact that people in today's health-conscious marketplace prefer to prevent and treat illness with natural remedies as part of a holistic approach to health and well-being instead of taking chemically prepared medications with unwanted side effects.

Competition

As a manufacturer and wholesaler of herbal remedies, our NPI products compete with manufacturers of natural medicine products.  Other competition includes allopathic pharmaceutical drug companies and natural therapists who supply professional lines of natural health products.

Most competitors can be categorized in the following three groups:

•

Small to medium sized Chinese herbal dispensaries that fill custom formula prescriptions through direct sales and over the Internet.

•

Medium sized manufacturers of Western herbal remedies, minerals, vitamins, etc.

•

Large pharmaceutical drug companies who offer natural remedies in addition to traditional drugs.

Our focus is to capture the segments of the markets that do not buy from large corporations but prefer smaller, specialized providers.

Marketing plans and strategies

Distribution

Our NPI products are currently distributed through direct sales to natural health food store and pharmacies on a test market basis in Vancouver, British Columbia.  To expand our distribution to the rest of Canada and the US and to include general grocery and mass food chains, NPI is identifying specialized distributors for each of its geographical markets.

Promotion

In order to support retail sales, we provide extensive product information and educational seminars to sales personnel in order to enable them to effectively sell its products.  We also provide point of purchase displays and informational brochures for end-consumers.  In the future, we intend to advertise in trade publications and attend industry trade shows.

Stated business objectives

Our major objectives are threefold:

Expand product line:

Our strategic focus is on developing and marketing our existing products in Canada and the US, as well as expanding our product range through in-house product development.

Expand distribution to increase volumes:

In order to take advantage of economies of scale we are seeking to expand our national distribution in Canada and the US over the next twelve months.  This will be achieved by identifying suitable distribution partners and adding selected distributors in the areas of natural pharmacies, health food chains and general grocery.  In addition, we intend to hire key sales personnel in each of our main geographical target markets.

Establish production facility:

We currently outsource the manufacturing of our NPI products to specialized providers. Over the course of the next three to five years, we are looking to establish our own production facilities by way of acquiring selected suppliers.

Employees

Our employees are engaged as follows:

	Administration/ Accounting	Sales/ Marketing	Production/ Operations	Total
Garuda Capital Corp.	1	-	-	1
Hagensborg Foods Ltd.	3	3	6	11
Natural Program Inc.	2	-	2	4

Critical Accounting Policies

Our discussion and analysis of our financial condition and results of operations are based upon our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States.  The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities.  On an on-going basis, we evaluate these estimates, including those related to customer programs and incentives, bad debts, inventories, investments, intangible assets, income taxes, warranty obligations, impairment or disposal of long-lived assets, contingencies and litigation.  We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources.  Actual results may differ from these estimates under different assumptions or conditions.

We consider the following accounting policies to be both those most important to the portrayal of our financial condition and that require the most subjective judgment:

•

Revenue recognition;

•

Accounting for marketable securities;

•

Impairment or disposal of long-lived assets;

•

Inventory valuation and related reserves; and

•

Deferred taxes.

Revenue recognition.  Our revenues are recognized in accordance with the terms of the specific agreement, which is generally upon delivery and when accepted by customer.

Accounting for marketable securities.  We classify our investments in marketable securities as “available for sale.”  We carry these investments at fair value, based on quoted market prices, and unrealized gains and losses are included in accumulated other comprehensive income (loss), which is reflected upon the sale of our marketable securities in the statements of operations.

Impairment or disposal of long-lived assets.  Long-lived assets are reviewed in accordance with Statement of Financial Accounting Standard (“SFAS”) 144.  Impairment or disposal of long-lived assets losses are recognized in the period the impairment or disposal occurs.  Long-lived assets are reduced to their estimated fair value.

Inventory valuation and related reserves.  Inventories are valued at the lower of cost or market on a first-in, first-out basis.  We use a standard cost system for purposes of determining cost; the standards are adjusted as necessary to ensure they approximate actual costs.  We write down or reserve for estimated obsolete or excess inventory based upon assumptions about future demand and market conditions.  We compare current inventory levels on a product basis to our current sales forecast in order to assess our inventory reserve balance.  The sales forecasts are based on economic conditions and trends (both current and projected), anticipated customer demand and acceptance of our products, current products, expected future products and various other assumptions.  If actual market conditions are less favorable than those projected by management, additional write-downs may be required.

Deferred taxes.  We record a valuation allowance to reduce deferred tax assets when it is more likely than not that some portion of the amount may not be realized.

Risk Factors

Set forth below and elsewhere in this Report are risks and uncertainties that could cause actual results to differ materially from the results contemplated by the forward-looking statements contained in this Report.

Garuda Risk Factors

We have limited operating history by which investors can gauge our performance.

We have not had business operations up until our acquisition of HFL and NPI in April 2002 and therefore have a limited history of operations.  We may never produce revenue, operate profitably or provide a return on investment in the future, which may affect our ability to continue with our operations.  In the fiscal year ended June 30, 2004, we realized total revenues of $1,244,805 and the net loss for the year ended June 30, 2004 was $682,835.

We will need additional capital and this may result in dilution of existing shareholders

In order to carry out our business plans it is likely that we will need additional capital.  It is also likely that we will raise additional capital by issuing additional equity securities.  As a result, current shareholders are likely to experience dilution.  If adequate funds are not available, or are not available on acceptable terms, we may not be able to carry out our business plans.  This could result in our not being profitable and remaining in business.  Our capital requirements for the next twelve months will be $500,000.

The price and trading volume of our common stock has been highly volatile and could adversely affect an investor’s ability to sell the shares and the available price for the shares when sold.

The price and trading volume of our common stock has been highly volatile.  The price range since September 2002 has been from $0.06 per share to $0.71 per share.  In addition, the daily trading volume has varied from 0 shares to 140,000 shares.  Investors need to consider this volatility, which could result in lower prices being available to the investor if the investor desires to sell their shares at a given time.

Our common stock may be classified as a “penny stock” which could adversely affect an investor’s ability to sell the shares and the available price for the shares when sold.

We believe that our common stock would be characterized as “penny stock” under U.S. Securities and Exchange Commission regulations. As such, broker-dealers dealing in our common stock will be subject to the disclosure rules for transactions involving penny stocks, which require the broker-dealer to determine if purchasing our common stock is suitable for a particular investor.  The broker-dealer must also obtain the written consent of purchasers to purchase our common stock.  The broker-dealer must also disclose the best bid and offer prices available for our stock and the price at which the broker-dealer last purchased or sold our common stock.  These additional burdens imposed upon broker-dealers may discourage them from effecting transactions in our common stock, which could make it difficult for an investor to sell their shares.

We are dependent on our key personnel and may not be able to easily replace such personnel.

Our success depends, to a significant extent, upon the efforts and abilities of a small number of key management personnel and the loss of the services of one or more of these individuals could adversely affect our businesses.  The particular areas of expertise we are dependent upon include overall business planning and finance, the manufacture and marketing of gourmet chocolates and foods and Chinese herbal medicine.  Our success is also dependent upon our ability to attract and retain qualified employees and personnel.  Competition for such personnel is intense and we may not be able to attract and retain the personnel necessary for the development and operations of our businesses.  Our competition for qualified personnel may be hindered by our lack of capital or fringe benefits which larger, more established competitors can provide.  We have no “key man” life insurance with respect to any of its key management personnel.  We are dependent upon the following key personnel:  Robin Relph, the President of Garuda; Dennis Moroney, Chief Operating Officer of HGL; Shelley Miller, Jim Zhao and Arita Rokin,of Hagensborg.

We use Canadian currency and changes in exchange rates could adversely affect our sales and operations.

Much of our sales and supplies of raw materials are denominated in foreign currencies, usually the Canadian dollar.  Changes in exchange rates, i.e., between US and Canadian dollar as well as other currencies could result in circumstances where our supplies and our products suddenly become more expensive to us or to consumers which would adversely affect our costs, our sales and our results of operations.  Due to the recent fluctuations between the Canadian and US prices, our revenues from US customers have been affected proportionately; that is, while our cost of goods purchased in Canadian and our revenues from US sales have remained static, once the US funds are converted into Canadian dollars, the revenues have decreased due to the decreased value of the US dollar.

The number of shares issuable upon exercise of outstanding common stock purchase warrants may adversely affect the market price for our shares.

Common stock purchase warrants to acquire up to 4,302,000 shares of common stock at a price of $0.70 per share on or before April 12, 2005 are currently outstanding.  The exercise of common stock purchase warrants and sale of underlying shares could have an adverse effect on the market for the shares.

We do not anticipate paying dividends to shareholders in the foreseeable future.

We have not paid dividends on our common shares and intend, for the foreseeable future, to invest any earnings in the further development of our business.  Accordingly, shareholders should not expect to receive any dividends on their shares.

HFL Risk Factors

The business of our subsidiary, HFL, is subject to a number of risks due to the nature of the business and its present state of development. Prospective purchasers should consider carefully, among other factors set forth in the prospectus, the following:

We are dependent on Safeway, Inc. and Cost Plus as major customers and the reduction or loss of sales to these customers could adversely affect our revenue and profits.

Approximately 31% of our sales are from a single customer, Safeway grocery stores and 18% of our sales are from Cost Plus.  We do not have long term contracts with either Safeway or Cost Plus.  As a result, our sales to Safeway and Cost Plus may decline in the future.  A halt or even decrease in Safeway or Cost Plus sales could have a materially adverse effect upon our business.

Our new products will be competing against well established chocolate and gourmet food companies.

Our chocolate and gourmet food products compete in markets dominated by extremely large, well financed and internationally recognized companies.  Our ability to compete will depend upon developing our brand recognition and distribution methods, while our competitors already have well established brands and distribution and many times our financial ability.  Focused competition by such giants could substantial limit our potential market and ability to profit from these products.  Such competition may result in reduced sales, reduced margins or both.

We may face product liability for the products we manufacture and sell.

As a business which manufactures and markets products for use by consumers, we may become liable for any damage caused by our products when used in the manner intended.  Any such claim of liability, whether meritorious or not, could be time-consuming and result in costly litigation. Although we maintain general liability insurance, our insurance may not cover potential claims of the types described above or may not be adequate to indemnify us for all liability that may be imposed.  Any imposition of liability that is not covered by insurance or is in excess of insurance coverage could harm our business.

We are a niche marketing business and can be greatly affected by overall economic trends.

HFL may be considered to be a niche marketer of gourmet foods.  Gross sales of gourmet foods are affected by the overall economic environment which in turn governs consumer spending.  As a result, downturns in the overall economic environment could result in a decrease in demand for such products and a reduction in both gross sales and margins of HFL.

Our sales can be greatly affected by changes in consumer tastes and preferences.

Consumer tastes in gourmet foods are inherently volatile.  HFL is dependent upon its ability to gauge the taste of consumers and provide products that satisfy that demand.  Consumer tastes may change rapidly and HFL may not be able to market foods which consumers wish to purchase, resulting in a significant reduction in sales and resultant revenues.

Our ability to succeed is dependent upon our ability to grow as well as our ability to manage growth.

The growth of HFL is dependent to a significant degree on its ability to expand the marketing and sales activity to generate additional sales, and our ability to update and expand its product line.  In the past two years HFL has introduced four new lines of chocolate bars, Mountain Ridge, Peaks, Leoni and low carbohydrate chocolate bars, and expanded the Kiss Me line.  The financial performance of HFL is also dependent upon its management’s ability to manage the resulting expanded operations.  HFL may not increase its sales of existing products or develop and sell new products on a profitable basis.

A negative outcome of the lawsuit filed against Hagensborg Foods Ltd. could have serious consequences.

A lawsuit was commenced against Hagensborg Food Ltd. (“Hagensborg”) in the Ontario Superior Court of Justice bearing Court File No. 04-CV-269496CM1 by Kraft Foods Schweiz AG and Kraft Canada Inc.

 (collectively “Kraft”).   Although we intend to vigorously defend our case and have filed a counterclaim against Kraft, a negative outcome could seriously hamper the ability of HFL to carry on business, either by the necessity of having to incur costs related to the redesign of its Mountain Ridge and Peak chocolate bars and the resultant damage to goodwill or by financial damages that may be awarded to Kraft.  Given the early stage of the action, it is too early to evaluate the likelihood of success or of an unfavorable outcome and the possible range of loss.

NPI Risk Factors

The business of NPI is subject to a number of risks due to the nature of the business and its present state of development.  Prospective purchasers should consider carefully, among other factors set forth in the prospectus, the following:

We are competing against well established sellers of Chinese herbal medicine in a unique manner.

Traditional sellers of Chinese herbal medicine are typically ethnic Chinese practitioners who individually prepare formulations for steeping as a drink.  Sales of traditional practitioners are generally repeat customers and referrals.  As a result, entry into this market can be difficult.  In addition, we prepare formulations in gelatin capsules for easier consumption.  We cannot be sure that we will be able to significantly capture market share from traditional practitioners or that the use of gelatin capsules will be acceptable to consumers.

We may face product liability for the products we manufacture and sell.

As a business that manufactures and markets products for use by consumers, we may become liable for any damage caused by our products when used in the manner intended.  Any such claim of liability, whether meritorious or not, could be time-consuming and result in costly litigation. Although we maintain general liability insurance, our insurance may not cover potential claims of the types described above or may not be adequate to indemnify us for all liability that may be imposed. Any imposition of liability that is not covered by insurance or is in excess of insurance coverage could harm our business.

We may become subject to government regulation of herbal remedies, which could adversely affect our ability to sell our products.

The regulatory environment governing herbal remedies vary from country to country and are being changed at an unpredictable rate.  The success of NPI is dependent to a significant degree on its ability to comply with industry regulations for product labeling, testing, and the like.  If NPI is unsuccessful in identifying and complying with changing industry regulations, there may be a material adverse effect on its results.  The Food and Drug Administration in the US currently requires that manufacturers, processors and packagers of food, drugs, medical equipment and blood follow Good Manufacturing Practices as more particularly described under “Products and Services of NPI” herein.  As of January 1st, 2004 the Natural Health Products Directorate became the regulating body for natural health products (“NHP”) in Canada.  Previous regulations were defined by the Food and Drug Regulations.  The new regulations will affect manufacturers, distributors, importers, labelers and packagers of NHP as more particularly described under “Products and Services of NPI” herein.

Item 2.   Description of Properties

Our properties are as follows:

Lease Details	Location	Sq Footage	Monthly lease	Leasor	Expiry
HFL	1576 Rand Avenue Vancouver, BC V6P 3G2, Canada	12,000	C $10,100 or US $7,350	Granville South Business Centre Holdings Ltd. c/o Maple Leaf Property Management Third Floor, 100 Park Royal West Vancouver, BC V7T 1A2	Mar 31, 2007
NPI	2245 West Broadway, Suite 102 Vancouver, BC V6K 2E4, Canada	800	C$ 1,400 US $1,019	Oaktree Management 23575-124th Avenue, Maple Ridge, BC. V2X 4K3	Mar 31, 2006
Garuda	1978 Vine Street, Suite 502 Vancouver, BC V6K 4S1, Canada

Our head office is currently located in the private residence of C. Robin Relph, President of Garuda.  No consideration is being paid to Mr. Relph.  A commercial office space will be leased in due course as needed.

Item 3.   Legal Proceedings

A lawsuit was commenced against Hagensborg Food Ltd. (“Hagensborg”) in the Ontario Superior Court of Justice bearing Court File No. 04-CV-269496CM1 by Kraft Foods Schweiz AG and Kraft Canada Inc. (collectively “Kraft”).

The statement of claim was issued on May 26, 2004.  The claim alleges trade-mark infringement of various registered trade-marks and distinguishing guises associated with Kraft’s Toblerone chocolate bar.  Kraft seeks declaratory and injunctive relief, damages, or alternatively, an accounting of all revenues received and profits made by Hagensborg on account of the alleged infringement, as well as punitive and exemplary damages.  Hagensborg filed a statement of defence and counterclaim on July 27, 2004, denying the allegations in the statement of claim and asserting, amongst other things that Kraft’s trade-mark registrations are invalid.  In its counterclaim, Hagensborg seeks declaratory relief, injunctive relief and damages or an accounting of profits.  On August 11, 2004, Kraft delivered its Reply and Defence to Counterclaim.  On August 23, 2004, Hagensborg delivered its Reply to the Defence to Counterclaim and the pleadings are now closed.  There has been no documentary or oral discovery to date.

Pursuant to the Rules of Civil Procedure in the Ontario courts, the parties are required to attend a mediation session.  At present, the parties trying to determine a mutually agreeable date for the mediation.

Given the stage of the action, it is too early to evaluate the likelihood of success or of an unfavorable outcome and the possible range of loss.

Item 4.  Submission of Matters to a Vote of Security Holders

No matter was submitted to a vote of our shareholders during the fourth quarter of the fiscal year covered by this report.

PART II

Item 5.   Market for Common Equity and Related Stockholder Matters

There is a limited public market for our common shares.  Our common shares are quoted for trading on the NASD OTC Bulletin Board under the symbol "GRUA".

The following table shows the high and low prices of our common shares on the NASD OTC Bulletin Board.  The following quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions:

Period	High (Cdn $)	Low (Cdn$)
First Quarter September 30, 2002	0.71	0.22
Second Quarter – December 31, 2003	0.51	0.21
Third Quarter – March 31, 2003	0.40	0.21
Fourth Quarter – June 30, 2003	0.22	0.15
First Quarter – September 30, 2003	0.22	0.07
Second Quarter – December 31, 2003	0.20	0.06
Third Quarter – March 31, 2004	0.16	0.15
Fourth Quarter – June 30, 2004	0.15	0.08

As of September 30, 2004, there were 6,373,375 common shares outstanding, held by approximately 80 shareholders of record.

To date, we have not paid any dividends on its common shares and do not expect to declare or pay any dividends on our common shares in the foreseeable future.  Payment of any dividends will depend upon future earnings, if any, our financial condition, and other factors as deemed relevant by our Board of Directors.

Item 6.   Management's Discussion and Analysis or Plan of Operation

Overview

In April 2002, we acquired HFL, a Vancouver-based manufacturer and marketer of fine chocolates and other gourmet foods and NPI, a manufacturer and distributor of natural medicine.

We incorporated two subsidiaries, Garuda Ventures Canada Inc. and Garuda Gold Corporation.  Both companies are incorporated under the laws of British Columbia, Canada. Garuda Ventures Canada Inc. holds idle working capital to be invested in marketable securities and has no other assets. Garuda Gold Corporation is currently inactive and has no assets, but will be activated as soon as a suitable project has been identified.

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

Results of Operations for the year ended June 30, 2004 compared to June 30, 2003

During the fiscal year ended June 30, 2004, we realized total revenues of $1,236,079 with a net loss for the year of $793,258.  During the fiscal year ended June 30, 2003, we realized total revenues of $2,065,888 with a net loss of $1,370,114.  The 40% decrease in revenues was the result of decreased sales for HFL and the 43% decrease in net loss for fiscal 2004 was a result of cost saving measures that were taken for HFL’s operations.

Gross profit for the year ended June 30, 2004 was $573,281, compared to $496,796 for the same period in 2003.

Our general and administrative costs for the year ended June 30, 2004 were $637,281 compared to $912,947 for the year ended June 30, 2003.  The general and administrative expenses consisted primarily of personnel costs, professional and legal costs, consulting fees, and general office costs.  The decrease in general and administrative costs in fiscal 2004 is largely the result of cost saving measures to reduce our overhead for both operations.

Our premise and equipment leases for both HFL and NPI were $145,952 and $133,671 for the year ended June 30, 2004 and June 30, 2003, respectively.  Effective March 31st, 2004, we renewed the lease for the premises for both HFL and NPI; the lease costs have not increased significantly.

We anticipate that we will incur increased sales and marketing costs, including hiring sales personnel, broker fees and trade show attendance fees, as we implement our business growth strategies for both HFL and NPI.

Liquidity and Capital Resources for the year ended June 30, 2004 compared to June 30, 2003

We believe that sales from HFL and NPI will not provide sufficient capital resources to sustain operations and fund product development for the fiscal year ended June 30, 2005.  While we have received a “going concern” opinion from our auditors, we expect to raise capital through equity sales as necessary to fund future growth until we operate above the break-even point.  We continually evaluate opportunities to sell additional equity or debt securities, or obtain credit facilities from lenders to strengthen our financial position.  The sale of additional equity or convertible debt securities could result in additional dilution to our stockholders.

We have financed HFL’s operations partly through revenues from operations and bank credit facilities, and partly through the issuance of equity shares and convertible debentures.  HFL has not been able to reach the break-even point for the last four fiscal years and has had to rely on Garuda for capital resources.  We believe that sales from HFL’s new product lines will add new capital resources, but may not be sufficient to sustain operations and fund new product launches until the fiscal year ended June 30, 2006.

We have financed NPI’s operations partly through revenues and bank credit facilities, and partly through the issuance of equity shares.  NPI has not yet able to reach the break-even point and has had to rely on us for capital resources.  We believe that additional sales resulting from NPL’s increased marketing efforts will add new capital resources, but may not be sufficient to sustain operations and fund new product launches until the fiscal year ended June 30, 2006.

During the year ended June 30, 2004, our current assets to current liabilities ratio increased to 0.52 from 0.46 for the same period in 2003.  Current assets decreased $4,971 from $419,478 in 2003 to $414,507 in 2004, primarily as a result of decreased sellable securities in 2004.  Current liabilities increased $6,831 from $788,142 in 2003 to $794,973 in 2004, primarily as a result of the shareholders’ loan converted into long-term liability.

Non-current assets for the year ended June 30, 2004 were $345,150, net of depreciation.

Total liabilities increased from $1,128,060 for the year ended June 30, 2003 to $1,742,076 for the year ended June 30, 2004.  For the year ended June 30, 2004, this includes $794,973 in current liabilities, including short-term loans of $172,717.

Our independent accountants, in their report accompanying our audited financial statements for the year ended June 30, 2004, have stated that there is substantial doubt about our ability to continue as a going concern.  We will require an additional $500,000 to finance operations for fiscal 2005 and intend to obtain such financing through sales of its equity securities.  The threat to our ability to continue as a going concern will be removed only when revenues have reached a level that sustains the Company's business operations.

We have no binding commitments or arrangements for additional financing, and there is no assurance that management will be able to obtain any additional financing on acceptable terms, if at all.

Item 7.   Financial Statements

The financial statements and supplementary financial information required to be filed under this item are presented are incorporated herein by reference.

Item 8.   Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None

Item 8A.   Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of June 30, 2004, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures.  Disclosure controls and procedures are the controls and other procedures that we designed to ensure that we record, process, summarize and report in a timely manner the information we must disclose in reports that we file with or submit to the SEC.  Our Chief Executive Officer and Chief Financial Officer participated in this evaluation.  Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of the date of his evaluation, our disclosure controls and procedures were effective.

There have been no changes in our internal control over financial reporting that occurred during ourfourth fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 8B.   Other Information

None.

PART III

Item 9.   Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act

Our executive officers and directors and their ages are as follows:

Name

Age

Position

C. Robin Relph

54

President, CEO, Director

G. Arnold Armstrong

77

Chairman, Director

Jurgen Wolf

69

Independent Director

G. Arnold Armstrong, Chairman and Director

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

C. Robin Relph, President and Director

President and Director of Garuda Capital Corporation from May 2002 to present.

Director of Valerie Gold Resources (Vancouver, Canada) from 1995 -1997.

Director and President of Buckingham Securities Ltd., (London England) from 1988 to present.

Director of Hagensborg Food Corporation (Kent, USA) from 1998 to March 2003.

Director of Hagensborg Foods Limited (Vancouver, Canada) from 1998 to present.

Director of Natural Program Ltd. and Natural Program from July 2000 to present.

Jurgen Wolf, Independent Director

Director of Garuda from October 2002 to present.

Director of Hagensborg (Vancouver, Canada) from 1999 to present.

President of US OIL and Gas Resources Inc. (TSX: USR) (Vancouver, Canada) from 1999 to present.

Director of AccelRate Power Systems Inc. (TSX: APS) (formerly “Key Capital Group Inc.”) (Vancouver, Canada) from 1996 to 2000.

Director of Tasty Fries Inc. (OTC BB: TFRY) from 1995 to present.

Director of Shoreham Resources (TSX: SMH) (Vancouver, Canada) from 1991 to present.

President of J.A. Wolf Projects Ltd. (Vancouver, Canada) from 1984 to 2001.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended ("Section 16"), requires that reports of beneficial ownership of capital stock and changes in such ownership be filed with the SEC by Section 16 "reporting persons," including directors, certain officers, and holders of more than 10% of the outstanding common shares.  We are required to disclose in this Annual Report on Form 10-KSB each reporting person whom we know to have failed to file any required reports under Section 16 on a timely basis during the fiscal year ended June 30, 2004.

To our knowledge, based solely on a review of copies of Forms 3, 4 and 5 furnished to us and written representations that no other reports were required, during the fiscal year ended June 30, 2004, our officers, directors and 10% shareholders complied with all Section 16(a) filing requirements applicable to them except as follows:

None

Audit Committee

The Audit Committee assists the Company’s Board of Directors in its oversight of the quality and integrity of the accounting, audit and reporting practices of the Company.  The Audit Committee’s role includes discussing with management the Company’s processes to manage business and financial risk and for compliance with significant applicable legal, ethical and regulatory requirements.  The Audit Committee is responsible for the appointment, replacement, compensation and oversight of the independent auditor engaged to prepare or issue audit reports on the financial statements of the Company.  The Audit Committee relies on the expertise and knowledge of management and the independent auditor in carrying out its oversight responsibilities.

The Audit Committee of the Board of Directors consists of Robin Relph, Arnold Armstrong and Jurgen Wolf.  Robin Relph serves as Chairman.  The Board of Directors had determined that each Audit Committee member has sufficient knowledge in financial and accounting matters to serve on the Committee and that each member is an “audit committee financial expert” as defined by SEC rules.

Item 10.   Executive Compensation

The following table sets forth compensation awarded to, earned by or paid to our Chief Executive Officer (CEO), and to other persons serving as executive officers as of June 30, 2004, whose salary and bonus for such year exceeded $100,000 (collectively, the "Named Executive Officers") for the last three completed fiscal years.

Long Term Compensation
	Summary Compensation Annual Compensation				Awards		Payouts
Name and Principal Position	Year	Salary	Bonus	Other Annual Compen- sation	Restricted Stock Award(s)	Securities Underlying Options/SARs (#)	LTIP Payouts	All Other Compen-sation
		$	$	$	$	$	$	$
C. Robin Relph President and CEO	2004 2003 2002	(1) 72,000 (1) 72,000 (1) 6,000	-0- -0- -0-	18,000 -0- -0-	-0- -0- -0-	-0- -0- 200,000	-0- -0- -0-	-0- -0- -0-

(1)

Represents consulting fees paid to Mr. Relph as President.

Equity Compensation Plan Information

We have a Stock Option Plan, the "Garuda Capital Corp. 2002 Stock Option Plan" (the "Plan").  The Plan provides that the Board shall exercise its discretion in awarding options under the Plan, not to exceed 2,000,000 shares.  The per share option price for the stock subject to each option shall be as the Board may determine.  All options must be granted within ten years from the effective date of the Plan.  There is no express termination date for the options, although the Board may vote to terminate the Plan.

The following table sets forth certain information concerning grants of stock options to the Named Executive Officers during the year ended December 31, 2003.

OPTION/SAR GRANTS IN LAST FISCAL YEAR
	Individual Grants				Potential Realizable Value at Assumed Annual Rate of Stock Price Appreciation for Option Term
	Number of Securities Underlying Options/SARs Granted	% of Total Options/SARs Granted to Employees in Fiscal Year	Exercise Price ($/Share)	Market Price on Date of Grant ($/Share)	Expiration Date	0% ($)	5% ($)	10% ($)
Relph, Robin C.	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-
Armstrong, Arnold	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-
Wolfe, Jurgen	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-

(1)

A total of –0- (zero) stock options were granted to employees and consultants during the fiscal year ended June 30, 2004.  As of the date of this Report, a total of 400,000 stock options are outstanding.

The following table sets forth certain information concerning exercises of stock options by the Named Executive Officers during the year ended June 30, 2004 and stock options held at year end.

Aggregated Option / SAR Exercises in Last Fiscal Year and FY-End Option / SAR Values
			Number of Securities Underlying Unexercised Options / SARs at Fiscal year End (#)	Value of Unexercised In-the-Money Options / SARs at Fiscal Year End ($)
Name	Shares Acquired on Exercise (#)	Value Realised ($)	Exercisable/ Unexercisable	Exercisable/ Unexercisable
Relph, C. Robin	-0-	-0-	0 / 0	N/A	/ $0
Armstrong, Arnold	-0-	-0-	0 / 0	N/A	/ $0
Wolfe, Jurgen	-0-	-0-	0 / 0	N/A	/ $0

(1)

On June 30, 2004, the average of the high and low bid prices of the common shares on the OTC BB was $0.08.

Employment Agreements

We have no written employment agreements with executive officers at this time.  The following consulting fees are or were paid:

Robin Relph,

President

US $ 72,000 per year.

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

Item 11.   Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth as of September 30, 2004, the number of our outstanding common shares beneficially owned by (i) each person known to us to beneficially own more than 5% of its outstanding common shares, (ii) each director, (iii) each Named Executive Officer, and (iv) all officers and directors as a group.

Name and Address of Beneficial Owner	Title	Common Stock Ownership		Percentage of Shares Outstanding
C. Robin Relph #4, Arbour Island Old Fort Bay New Providence Bahamas	President, Director	343,574 435,200 86,000 582,258 192,000 300,000 1,939,032

Directly owned by Mr. Relph

Owned by Buckingham Securities Ltd., Mr. Relph is Managing Director and a 60% shareholder.

Owned by Hagensborg Food Corp., Mr. Relph is a former director and a 13% shareholder in Hagensborg Food Corp.

Owned by Garuda Ventures Ltd., Mr. Relph is a director of the company. He disclaims any beneficial ownership in these shares;

Owned by Rigpa Foundation, a charitable foundation. Mr. Relph is Chairman of the Board of Trustees of Rigpa and disclaims any beneficial ownership in these shares;

Owned by Zambala Ventures Ltd.  Mr. Relph is a director of the company. He disclaims any beneficial ownership in these shares;

				30.2%
Arnold Armstrong 480-650 W. Georgia St. Vancouver, B.C. Canada, V6B 4N9	Director, Chairman	20,000 600,000 100,000 720,000	Owned by Mr. Armstrong Owned by International Cetec Investments Inc., Mr. Armstrong is Chairman of this company. Owned by Sentarn Enterprises. Mr. Armstrong owns 67% of Kelvin Grove Estates Ltd. which owns 100% of Sentarn Enterprises Ltd.	11.3%
Jurgen Wolf 666 Burrard Street Suite 500 Vancouver, BC V6C 3P6	Director	60,000	Owned by Mr. Wolf	0.9%
Officers and Directors as a group (3 individuals)		2,719,032		44.6%

Based upon a review of our shareholders list as of June 30, 2003 there are two other registered holders of five percent or more of our Common Stock.

Name and Address of Beneficial Owner	Common Stock Ownership (1)	Percentage of Shares Outstanding
Aran Asset Management SA Alpenstrasse 11/P.O. box 4010 CH – 6304 Zug, Switzerland Note: Aran is a holding company and holds Garuda shares for various shareholders.	390,323	5.8%
Channing Investments Corp. 800 – 1450 Creekside Dr. Vancouver, BC V6J 5B3 Attn: Chrissy Doherty	600,000	9.9%

Item 12.   Certain Relationships and Related Transactions

During the fiscal year ended June 30, 2004, we entered into the following transactions in which certain of our officers or directors have a direct or indirect material interest.

-

We incurred consulting fees of $72,000 to Robin Relph, our President for his acting as President.

-

We paid consulting fees of $21,400 to BCG Inc., an entity 50% owned by Joyce Groote, former President of Natural Program, for her acting as President of Natural Program.

Item 13.   Exhibits and Reports on Form 8-K.

(a)(1)

Financial Statements for the year ended June 30, 2004, Independent Auditors' Reports, Consolidated Balance Sheets, Consolidated Statements of Operations, Consolidated Statements of Comprehensive Operations, Consolidated Statements of Stockholders' Equity, Consolidated Statements of Cash Flows, Notes to Consolidated Financial Statements

(a)(2)

All schedules are omitted because they are not applicable or the required information is shown in the financial statements or the notes thereto included in this Report.

(b)

Reports on Form 8-K

(i)

None.

(c)

Exhibits

2.1

Hagensborg Foods Ltd. Acquisition Agreement (1)

2.2

Natural Program Inc. Acquisition Agreement (1)

2.3

Hagensborg Food Corporation Acquisition Agreement (3)

3.1

Articles of Incorporation (2)

3.2

Bylaws (1)

3.3

Articles of Amendment (1)

11

Statement RE: Computation of Per Share Earnings (1)

21

Subsidiaries of the Registrant

Name

State of Incorporation

Hagensborg Foods Ltd.

British Columbia

Hagensborg Foods Corp.

Nevada

Natural Program Inc.

Nevada

Natural Program Ltd.

British Columbia

Garuda Ventures Canada Inc.

British Columbia

Garuda Gold Corporation

British Columbia

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

(1)

Incorporated by reference from Annual Report on Form 10KSB filed on or about October 15, 2002

(2)

Incorporated by reference from Form 10-SB registration statement SEC File # filed on or about June 29, 2000

(3)

Incorporated by reference from Amendment No. 1 to the Annual Report on Form 10KSB filed on or about January 21, 2003

Item 14.   Principal Accountant Fees and Services

Audit and Non-Audit Fees

The following table presents fees for the professional audit services rendered by our current auditors, Williams & Webster, P.S., Certified Public Accountants for the audit of our annual financial statements for the year ended June 30, 2004 and fees billed for other services rendered by Williams & Webster, P.S. during that period.  Also set forth below is a table presenting fees for the professional audit services rendered by our former auditors, Spicer Jeffries & Co., Certified Public Accountants, for the audit of our annual financial statements for the year ended June 30, 2003.

Williams & Webster, P.S., Certified Public Accountants
Year ended June 30 2004
Audit fees	$16,300
Audit-related fees (1)	$ 3,000
Tax fees (2)	-0-
All other fees (3)	-0-
Total	$19,300

Spicer Jeffries & Co, Certified Public Accountants
Year ended June 30 2003
Audit fees	$33,000
Audit-related fees (1)	-0-
Tax fees (2)	-0-
All other fees (3)	-0-
Total	$33,000

(1)

Audit-related fees consist of assurance and related services that are reasonably related to the performance of the audit of our financial statements.  The category includes fees related to the performance of audits and attest services not required by statute or regulation, audits of our benefit plans, due diligence related to acquisitions, agreed-upon procedures, and accounting consultations regarding the application of generally accepted accounting principals to proposed transactions.

(2)

Tax fees consist of the aggregate fees billed for professional service rendered for tax compliance, tax advice, and tax planning.

(3)

Other fees consist primarily of the aggregate fees billed for professional services related to a business continuity engagement.

Beginning in fiscal 2004, the Audit Committee reviews all audit and non-audit related fees at least annually.  The Audit Committee pre-approved all audit and non-audit related services in fiscal 2004.  The Audit Committee had concluded that the provision of the non-audit services listed above is compatible with maintaining the independence of Williams & Webster, P.S.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GARUDA CAPITAL CORP.

By:  /s/ Robin Relph

Date: November 8, 2004

Robin Relph,

President, Chief Executive

Officer, Chief Financial Officer

and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature

Title

Date

/s/ Robin Relph

President, Chief Executive

November 8, 2004

Robin Relph

Officer, Chief Financial Officer

and Director

/s/ Jurgen Wolf

Director

November 8, 2004

Jurgen Wolf

/s/ G. Arnold Armstrong

Director

November 8, 2004

G. Arnold Armstrong

Exhibit 31.1

CERTIFICATION OF THE CHIEF EXECUTIVE OFFICER  PURSUANT TO RULE 13A-14 OR 15D-14 OF THE SECURITIES EXCHANGE ACT OF 1934, AS ADOPTED PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Robin Relph, certify that:

1.

I have reviewed this annual report on Form 10-K of Garuda Capital Corp.;

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

4.

The Registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15(d)-15(f)) for the Registrant and have:

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

Disclosed in this report any change in the Registrant’s internal control over financial reporting that occurred during the period covered by the annual report that has materially affected, or is reasonably likely to materially affect, the Registrant’s internal control over financial reporting; and

5.

The Registrant’s other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the Registrant’s auditors and the audit committee of the Registrant’s board of directors (or persons performing the equivalent functions):

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

November 8, 2004

/s/ Robin Relph

Robin Relph,

Chief Executive Officer and

Chief Financial Officer

Exhibit 32.1

CERTIFICATION PURSUANT TO

18 U.S.C. SECTION 1350

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Annual Report of Garuda Capital Corp. (the “Company”) on Form 10-K for the year ended June 30, 2004, as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Robin Relph, Chief Executive Officer and Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002 that:

1)

The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, and

2)

The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

By:

/s/  Robin Relph

Robin Relph,

Chief Executive Officer and

Chief Financial Officer

November 8, 2004

GARUDA CAPITAL CORPORATION

Consolidated Financial Statements

June 30, 2004

GARUDA CAPITAL CORPORATION

REPORT OF INDEPENDENT REGISTERED ACCOUNTING FIRM

1

CONSOLIDATED FINANCIAL STATEMENTS

Balance Sheets

2

Statements of Operations and Comprehensive Loss

3

Statement of Stockholders’ Equity (Deficit)

4

Statements of Cash Flows

5

NOTES TO THE FINANCIAL STATEMENTS

6

To the Board of Directors

Garuda Capital Corporation

Vancouver, B.C.

REPORT OF INDEPENDENT REGISTERED ACCOUNTING FIRM

We have audited the accompanying consolidated balance sheet of Garuda Capital Corporation as of June 30, 2004, and the related consolidated statements of operations and comprehensive loss, stockholders' equity (deficit) and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. The consolidated financial statements of Garuda Capital Corporation as of June 30, 2003 were audited by other auditors whose report dated September 29, 2003 and expressed an unqualified opinion on those statements.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Garuda Capital Corporation as of June 30, 2004, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2, the Company has sustained substantial operating losses in recent years, has limited cash resources and negative working capital. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans regarding those matters also are described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Williams & Webster, P.S.

Certified Public Accountants

Spokane, Washington

October 15, 2004

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors

Garuda Capital Corp.

We have audited the accompanying consolidated balance sheet of Garuda Capital Corp. at June 30, 2003 and the statements of operations, stockholders' equity and cash flows for the year ended June 30, 2003.  These consolidated financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management as well as evaluating the overall balance sheet presentation.  We believe that our audit provide a reasonable basis for our opinion.

In our opinion, these consolidated financial statements present fairly, in all material respects, the financial position of Garuda Capital Corp. at June 30, 2003, and the results of its operations and cash flows for the year ended June 30, 2003 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 1 to the financial statements, the Company has not generated sufficient cash flows from operations and has suffered operating losses since inception.  These conditions raise substantial doubt about its ability to continue as a going concern.  Management’s plans in this regard are also discussed in Note 1. These financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Spicer Jeffries LLP

Greenwood Village, Colorado

September 29, 2003

GARUDA CAPITAL CORPORATION
CONSOLIDATED BALANCE SHEETS
	June 30,	June 30,
	2004	2003
ASSETS
CURRENT ASSETS
Accounts receivable	$126,970	$100,439
Prepaid expenses	15,346	25,817
Inventory	272,191	293,222
TOTAL CURRENT ASSETS	414,507	419,478

PROPERTY AND EQUIPMENT
Equipment, net of depreciation	345,150	371,172
TOTAL PROPERTY AND EQUIPMENT	345,150	371,172

OTHER ASSETS
Patents and trademarks, net of amortization	13,671	16,222
Available for sale securities	-	94,644
TOTAL OTHER ASSETS	13,671	110,866

TOTAL ASSETS	$773,328	$901,516

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
CURRENT LIABILITIES
Bank indebtedness	$206,653	$263,479
Accounts payable and accrued expenses	413,316	352,325
Notes payable - current portion	172,717	169,400
Capital lease obligation - current portion	2,287	2,938
TOTAL CURRENT LIABILITIES	794,973	788,142

LONG TERM LIABILITIES
Notes payable - related party	932,133	335,455
Notes payable	12,212	-
Capital lease obligation	2,758	4,463
TOTAL LONG TERM LIABILITIES	947,103	339,918

COMMITMENTS AND CONTINGENCIES	-	-

STOCKHOLDERS' EQUITY (DEFICIT)
Preferred stock, $0.01 par value; 10,000,000 shares
authorized, none issued and outstanding	-	-
Common stock, $0.001 par value; 50,000,000 shares
authorized, 6,373,575 and 6,299,575 shares issued
and outstanding, respectively	6,374	6,300
Additional paid-in capital	2,444,715	2,437,389
Accumulated deficit	(3,416,446)	(2,623,188)
Other comprehensive loss		(47,045)
TOTAL STOCKHOLDERS' EQUITY (DEFICIT)	(968,748)	(226,544)

TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY (DEFICIT)	$773,328	$901,516

GARUDA CAPITAL CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

	Year Ended	Year Ended
	June 30,	June 30,
	2004	2003

REVENUES	$1,236,079	$2,065,888

COST OF SALES	1,012,925	1,569,092

GROSS PROFIT	223,154	496,796

OPERATING EXPENSES
General and administrative	573,281	912,947
Depreciation	48,402	57,309
Advertising and promotion	84,676	310,827
Equipment and leases	146,812	-
Total Operating Expenses	853,171	1,281,083

LOSS FROM OPERATIONS	(630,017)	(784,287)

OTHER INCOME (EXPENSE)
Impairment of goodwill	-	(661,524)
Foreign currency transaction loss	(76,744)	-
Gain on sale of asset	-	9,813
Gain (loss) on marketable securities	(14,821)	65,884
Interest expense	(71,676)	-
Total Other Income (Expense)	(163,241)	(585,827)

LOSS BEFORE TAXES	(793,258)	(1,370,114)

INCOME TAXES	-	-

NET LOSS	(793,258)	(1,370,114)

OTHER COMPREHENSIVE INCOME (LOSS)
Gain (loss) on foreign currency translation	(8,116)	4,725
Unrealized gain (loss) on available for sale securities	51,770	(51,770)
Total Other Comprehensive Income (Loss)	43,654	(47,045)

COMPREHENSIVE NET LOSS	$(749,604)	$(1,417,159)

NET LOSS PER COMMON SHARE,
BASIC AND DILUTED	$(0.12)	$(0.22)

WEIGHTED AVERAGE NUMBER
OF COMMON SHARES OUTSTANDING,
BASIC AND DILUTED	6,355,076	6,299,575

GARUDA CAPITAL CORPORATION
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
					Accumulated
			Additional		Other	Total
	Common Stock		Paid-in	Accumulated	Comprehensive	Stockholders'
	Shares	Amount	Capital	Deficit	Income	Equity (Deficit)

Balance, June 30, 2002	6,049,575	$6,050	$2,359,801	$(1,253,074)	$-	$1,112,777

Shares issued for debt at
$0.37 per share	40,000	40	14,798	-	-	14,838

Shares issued for services at
$0.30 per share	25,000	25	7,475	-	-	7,500

Shares issued for compensation at
$0.30 per share	185,000	185	55,315	-	-	55,500

Gain/ loss on foreign currency
translation	-	-	-	-	4,725	4,725

Unrealized loss on available for
sale securities	-	-	-	-	(51,770)	(51,770)

Net loss for the year ended,
June 30, 2003	-	-	-	(1,370,114)	-	(1,370,114)

Balance, June 30, 2003	6,299,575	6,300	2,437,389	(2,623,188)	(47,045)	(226,544)

Shares issued for services at
$0.30 per share	74,000	74	7,326	-	-	7,400

Gain/ loss on foreign currency
translation	-	-	-	-	(8,116)	(8,116)

Unrealized gain on available for sale
securities	-	-	-	-	51,770	51,770

Net loss for the year ended,
June 30, 2004	-	-	-	(793,258)	-	(793,258)

Balance, June 30, 2004	6,373,575	$6,374	$2,444,715	$(3,416,446)	$(3,391)	$(968,748)

GARUDA CAPITAL CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended	Year Ended
	June 30,	June 30,
	2004	2003
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(793,258)	$(1,370,114)
Adjustments to reconcile net loss to net cash
Provided (used) by operating activities:
Depreciation	48,402	57,309
Common stock issued for services	7,400	63,000
Impairment of goodwill	-	661,524
Changes in assets and liabilities:
Accounts receivable	(26,531)	110,395
Prepaid expense	10,471	(5,294)
Inventory	21,031	72,767
Unearned revenue	-	(35,297)
Bank indebtedness	(56,826)	252,855
Accounts payable and accrued expense	60,991	3,600
(Gain) loss on sale of investments	14,821	(65,884)
Net cash provided (used) by operating activities	(713,499)	(255,139)

CASH FLOWS PROVIDED BY INVESTING ACTIVITIES:
Purchase of equipment	(19,830)	(33,064)
Loss on sale of equipment	-	(9,813)
Proceeds from sale of investments	114,371	123,656
Net cash provided (used) by investing activities	94,541	80,779

CASH FLOWS PROVIDED BY FINANCING ACTIVITIES:
Proceeds from subscription receivable	-	100,000
Proceeds from loan	64,043	169,400
Repayment of borrowings and capital leases	(43,156)	(103,449)
Proceeds from shareholder loan	596,678	-
Net cash provided (used) by financing activities	617,565	165,951

Net increase (decrease) in cash and cash equivalents	(1,393)	(8,409)

Other comprehensive gain (loss) - foreign currency translation	1,393	8,409
		-
Cash at beginning of period	-	-

Cash at end of period	$-	$-

SUPPLEMENTAL CASH FLOW DISCLOSURES:
Income taxes paid	$-	$-
Interest paid	$-	$-

NON-CASH FINANCING AND INVESTING ACTIVITIES:

Common stock issued for settlement of a liability	$-	$14,838
Common stock issued for services	$7,400	$63,000
Impairment of goodwill	$-	$661,524

GARUDA CAPITAL CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2004

NOTE 1 – ORGANIZATION AND DESCRIPTION OF BUSINESS

Garuda Capital Corporation (hereinafter “Garuda” or “the Company”) was incorporated in the State of Nevada on July 8, 1997 as Vanstar Films Inc. for the purpose of establishing itself in the film industry. Those efforts were abandoned in September 2001. On February 14, 2002, the corporate name was changed to  Garuda Capital Corporation.

In April 2002, Garuda acquired Hagensborg Foods Ltd., a manufacturer and marketer of fine chocolates and other gourmet foods and its subsidiary Hagensborg Seafoods Ltd. and Natural Program Inc., a manufacturer and distributor of nutraceuticals. The Company, through these two wholly owned subsidiaries, sells and processes specialty food products and herbal medication to wholesale and retail customers in North America. The Company also has two inactive subsidiaries, Garuda Ventures Canada Inc. and Garuda Gold Corp.

The Company’s year end is June 30. The Company is headquartered in Vancouver, B.C.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

This summary of significant accounting policies is presented to assist in understanding the financial statements.  The financial statements and notes are representations of the Company’s management, which is responsible for their integrity and objectivity.  These accounting policies conform to accounting principles generally accepted in the U.S. and have been consistently applied in the preparation of the financial statements.

Accounting Methods

The Company’s financial statements are prepared using the accrual basis of accounting in accordance with accounting principles generally accepted in the United States of America.

Recent Accounting Pronouncements

In May 2003, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity” (hereinafter “SFAS No. 150”). SFAS No. 150 establishes standards for classifying and measuring certain financial instruments with characteristics of both liabilities and equity and requires that those instruments be classified as liabilities in statements of financial position. Previously, many of those instruments were classified as equity. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003 and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The Company has determined that there was no impact to its financial statements from the adoption of this statement.

In April 2003, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities” (hereinafter “SFAS No. 149”). SFAS No. 149 amends and clarifies the accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”. This statement is effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. The adoption of SFAS No. 149 is not expected to have a material impact on the financial position or results of operations of the Company.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Recent Accounting Pronouncements (continued)

In December 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure” (hereinafter “SFAS No. 148”).  SFAS No. 148 amends SFAS No. 123, “Accounting for Stock-Based Compensation” (hereinafter “SFAS No. 123”) to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation.  In addition, the statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosure in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results.  The provisions of the statement are effective for financial statements for fiscal years ending after December 15, 2002. As the Company accounts for stock-based compensation using the intrinsic value method prescribed in APB No. 25, “Accounting for Stock Issued to Employees,” the adoption of SFAS No. 148 has no material impact on the Company’s financial condition or results of operations.

Accounts Receivable

The Company carries its accounts receivable at cost less an allowance for doubtful accounts.  On a periodic basis, the Company evaluates its accounts receivable and establishes an allowance for doubtful accounts, based on a history of past write-offs and collections and current credit conditions.  The Company’s policy is not to accrue interest on trade receivables.

Advertising Expenses

Advertising expenses consist primarily of costs incurred in the design, development, and printing of Company literature and marketing materials.  The Company expenses all advertising expenditures as incurred.  The Company's advertising expenses were $84,676 and $310,827, for the years ended June 30, 2004 and 2003, respectively.

Bad Debts

The Company estimates bad debts utilizing the allowance method, based upon past experience and current market conditions.  At June 30, 2004 and 2003, the allowance for doubtful accounts was $9,300, and $9,000, respectively.

Comprehensive Income

Effective January 1, 1998, the Company adopted SFAS No. 130, "Reporting Comprehensive Income" (hereinafter “SFAS No. 130”), which was issued in June 1997.  SFAS No. 130 establishes rules for the reporting and display of comprehensive income and its components.  SFAS No. 130 requires foreign currency translation and unrealized gains and losses on the Company's available for sale securities, which prior to adoption were reported separately in stockholders' equity, to be included in comprehensive income.

Cost of Sales

Cost of sales consists of the purchase price of products sold, inbound and outbound shipping charges, packaging supplies and costs associated with revenues and marketplace business.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Cash and Cash Equivalents

For purposes of the statements of cash flows, the Company considers all highly liquid investments (or short-term debt) with original maturities of three months or less to be cash equivalents.

Derivative Instruments

The Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities” (hereinafter “SFAS No. 133”), as amended by SFAS No. 137, “Accounting for Derivative Instruments and Hedging Activities – Deferral of the Effective Date of FASB No. 133”, and SFAS No. 138, “Accounting for Certain Derivative Instruments and Certain Hedging Activities”, and SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities”.  These statements establish accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. They require that an entity recognize all derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair value.

If certain conditions are met, a derivative may be specifically designated as a hedge, the objective of which is to match the timing of gain or loss recognition on the hedging derivative with the recognition of (i) the changes in the fair value of the hedged asset or liability that are attributable to the hedged risk or (ii) the earnings effect of the hedged forecasted transaction. For a derivative not designated as a hedging instrument, the gain or loss is recognized in income in the period of change.

Historically, the Company has not entered into derivatives contracts to hedge existing risks or for speculative purposes.

At June 30, 2004 and 2003, the Company has not engaged in any transactions that would be considered derivative instruments or hedging activities.

Earnings Per Share

On January 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 128, which provides for calculation of "basic" and "diluted" earnings per share.  Basic earnings per share includes no dilution and is computed by dividing net income available to common shareholders by the weighted average common shares outstanding for the period.  Diluted earnings per share reflect the potential dilution of securities that could share in the earnings of an entity similar to fully diluted earnings per share.  Although there were common stock equivalents outstanding at June 30, 2004 and 2003, they were not included in the calculation of earnings per share because they would have been considered anti-dilutive.

Fair Value of Financial Instruments

The Company's financial instruments as defined by Statement of Financial Accounting Standards No. 107, "Disclosures about Fair Value of Financial Instruments," include accounts receivable, deposits and prepaid expenses, investments, accounts payable, accrued liabilities and short-term borrowings.  All instruments are accounted for on a historical cost basis, which, due to the short maturity of these financial instruments, approximates fair value at June 30, 2004 and 2003.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Foreign Currency Translation Gains/Losses

The Company has adopted Financial Accounting Standard No. 52.  Monetary assets and liabilities denominated in foreign currencies are translated into United States dollars at rates of exchange in effect at the balance sheet date.  Gains or losses are included in income for the year, except gains or losses relating to long-term debt which are deferred and amortized over the remaining term of the debt.  Non-monetary assets, liabilities and items recorded in income arising from transactions denominated in foreign currencies are translated at rates of exchange in effect at the date of the transaction. The Company’s functional currency is the Canadian dollar.

Going Concern

As shown in the accompanying financial statements, the Company has incurred an accumulated deficit of $3,416,446 through June 30, 2004.  The Company has negative working capital and limited cash revenues. The Company is currently putting sales strategies in place which will, if successful, mitigate these factors which raise substantial doubt about the Company’s ability to continue as a going concern.  The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

Goodwill

Goodwill represents the excess of the purchase price and related direct costs over the fair value of net assets acquired as of the date of the acquisition. Under Statement of Financial Accounting Standard No. 142, management reviews, on an ongoing basis, the recorded valuation of goodwill, including any events and circumstances which may have impaired its fair value. If impairment exists, the amount is written off, rather than being amortized as previous standards required. The amount of goodwill impairment, if any, is determined by assessing recoverability based on projected undiscounted cash flows from operations. Impairments are recognized in operating results when a permanent diminution in value occurs. For the year ended June 30, 2003, the Company impaired 100% of its recorded goodwill for a loss of $661,524.

Investment in Securities

Pursuant to Statement of Financial Accounting Standards No. 115, the Company’s investments in securities are classified as either trading, held to maturity, or available for sale.  At June 30, 2004, the Company did not own any securities classified as trading, available for sale, or held to maturity.  However, during the year ended June 30, 2003, the Company did own securities classified as available for sale valued at $94,644. The Company disposed of all of its securities in the year ended June 30, 2004 at a loss of $14,821.

Available for sale securities consist of debt and equity securities not classified as trading securities or as securities to be held to maturity.  Unrealized holding gains and losses, net of tax, on securities available for sale are reported as a net amount in a separate component of other comprehensive income. When the investment is sold, the realized gain or loss is reported as other income or expense on the income statement.

Gains and losses on the sale of securities available for sale are determined using the specific identification method and are included in earnings.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Inventory

Inventories are stated at the lower of average cost or market. The cost of finished goods includes the cost of raw material, direct and indirect labor, and other indirect manufacturing costs. The Company has recorded an allowance of $25,000 for inventory obsolescence.

The components of inventory at June 30, 2004 and 2003 are as follows:

	2004	2003

Packaging supplies	$ 173,251	$ 170,495
Finished goods	57,291	74,906
Raw materials	36,547	43,580
Other supplies	5,102	4,241
	$ 272,191	$ 293,222

Leases

Leases are classified as capital or operating leases. Leases which transfer substantially all benefits and risks incidental to ownership of property are accounted for as capital leases. All other leases are accounted for as operating leases and the related lease payments are charged to expense as incurred.

Future minimum payments and the obligations due under the capital leases are as follows:

		2004	2003
2004		$-	$5,164
2005		2,287	2,128
2006		2,758	-
		5,045	7,292
	Less current portion	(2,287)	(2,938)
		$2,758	$4,463

Future minimum payments and the obligations due under the operating leases are as follows:

	2004	2003
2004	$22,500	$-
2005	22,708	-
2006	15,416	-
	$60,624	$-

Rent expense for the years ended June 30, 2004 and 2003 was $151,167 and $139,765, respectively.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its subsidiaries, after elimination of the intercompany accounts and transactions.  Subsidiaries of the Company are listed in Note 1.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Property and Equipment

Property and equipment are stated at cost.  Depreciation is provided using the straight-line method over the estimated useful lives of the assets.  The useful lives of property, plant and equipment for purposes of computing depreciation are five to forty years. The following is a summary of property, equipment, and accumulated depreciation:

	June 30, 2004	June 30, 2003
Manufacturing equipment	$510,792	$ 505,820
Manufacturing tools	45,784	41,741
Furniture and fixtures	45,242	44,449
Leasehold improvements	91,033	91,033
Computers	76,659	76,202
Total assets	769,510	759,245
Less accumulated depreciation	(424,360)	(388,073)
Total	$ 345,150	$ 371,172

Depreciation and amortization expense for the year ended June 30, 2004 and 2003 were $48,402 and $57,309, respectively.  The Company evaluates the recoverability of property and equipment when events and circumstances indicate that such assets might be impaired. Maintenance and repairs are expensed as incurred.  Replacements and betterments are capitalized.  The cost and related reserves of assets sold or retired are removed from the accounts, and any resulting gain or loss is reflected in results of operations.

Provision for Taxes

Income taxes are provided based upon the liability method of accounting pursuant to Statement of Financial Accounting Standards No. 109 (hereinafter “SFAS No. 109”), “Accounting for Income Taxes.”  Under this approach, deferred income taxes are recorded to reflect the tax consequences in future years of differences between the tax basis of assets and liabilities and their financial reporting amounts at each year-end.  A valuation allowance is recorded against deferred tax assets if management does not believe the Company has met the “more likely than not” standard imposed by SFAS No. 109 to allow recognition of such an asset.

In the years ended June 30, 2004 and 2003, the Company had a Canadian net operating loss carryforward of approximately $2,630,000 and $1,830,000, respectively, and a United States net operating loss carryforward of $786,000 and $550,000, respectively.  The net operating loss carryforwards for income tax purposes were multiplied by an expected US federal tax rate of 34%. As management of the Company cannot determine that it is more likely than not that the Company will realize the benefit of the net deferred tax asset, a valuation allowance equal to the net deferred tax asset has been established at June 30, 2004 and 2003.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Provision for Taxes (continued)

The significant components of the deferred tax asset at June 30, 2004 and 2003 were as follows:

	June 30, 2004	June 30, 2003
Net operating loss carryforward	$786,000	$550,000

Deferred tax asset	$1,163,000	$919,000
Deferred tax asset valuation allowance	$(1,163,000)	$(919,000)

At June 30, 2004 and 2003, the Company had net operating loss carryforwards of approximately $786,000 and $550,000, respectively, which expire in the years 2021 through 2023. The change in the allowance account from June 30, 2004 to 2003 was $244,000, which was due to operating losses and foreign currency transactions.

Reclassification

Certain amounts from prior periods have been reclassified to conform to the current period presentation.  This reclassification has resulted in no changes to the Company’s accumulated deficit or net losses presented.

Revenue Recognition

The Company ships its products by common carrier and also sells products from its wholesale establishment. The Company receives its product sales price in the form of cash, credit card or on approved terms. Sales revenue and related discounts or volume incentives are recorded when the products are in the hands of the common carrier. The Company’s reserve on accounts receivable takes into consideration future potential credits, if any, from the sale of products to customers. The Company recognizes revenue from sales when there is persuasive evidence that an arrangement exists, services have been rendered, the seller’s price to the buyer is determinable, and collectibility is reasonably assured.

Stock Based Compensation

The Company accounts for stock issued for compensation in accordance with Accounting Principles Board No. 25, "Accounting for Stock Issued to Employees."  Under this standard, compensation cost is the difference between the fair market of the underlying stock and the exercise price of the option on the grant date.  In accordance with Statement of Financial Accounting Standards No. 123, "Accounting for Stock Based Compensation," the Company discloses the pro forma effects on net income and earnings per share as if compensation had been measured using the "fair value method" described therein.

Use of Estimates

The process of preparing financial statements in conformity with accounting principles generally accepted in the United States of America requires the use of estimates and assumptions regarding certain types of assets, liabilities, revenues, and expenses.  Such estimates primarily relate to unsettled transactions and events as of the date of the financial statements.  Accordingly, upon settlement, actual results may differ from estimated amounts.

NOTE 3 – STOCK OPTIONS

On October 10, 2002, the Company’s board of directors approved the 2002 Non-Qualified Incentive Stock Option Plan. This plan allows the Company to distribute up to 2,000,000 shares of the common stock to officers, directors, employees and consultants through the authorization of the Company’s board of directors.

The following is a summary of stock option activity:

	Number of	Weighted
	Shares	Average
	Under	Exercise
	Options	Price
Outstanding July 1, 2002	-	$0.00
Granted	675,000	0.15
Exercised or expired	-	-
Balance, June 30, 2003	675,000	0.15
Granted, exercised or expired	(275,000)	-
Outstanding and exercisable, June 30, 2004	400,000	$0.15

Weighted average fair value of options granted during the year ended June 30, 2004	$0.00

At June 30, 2004, 1,600,000 share options were available for future grant under the plan.

The Company applies APB Opinion No. 25 in accounting for options and, accordingly, recognized no compensation cost for its stock options in the years ended June 30, 2004 and 2003.  The following reflects the Company's pro forma net loss and net loss per share as if the Company had determined compensation costs based upon fair market values of options at the grant date, as well as the related disclosures required by SFAS 148:

	Year Ended June 30, 2004	Year Ended June 30, 2003
Net loss as reported	$(793,258)	$(1,370,114)
Adjustment required by SFAS 148	-	(150,403)

Pro forma net loss	$(793,258)	$(1,520,517)

Pro forma net loss per share, basic and diluted	$(0.12)	$(0.24)

NOTE 3 – STOCK OPTIONS (continued)

In accordance with Statement on Financial Accounting Standard No. 148, the fair value of the options granted was estimated using the Black-Scholes Option Price Calculation.  The following assumptions were made to value the stock options:

Risk-free Interest Rate	1.74%
Expected Life	5 years
Expected Volatility	230%

The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options, which have no vesting restrictions and are fully transferable.

In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility.  Because the Company's employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

All options issued have been approved by the Company’s board of directors but have not been approved by the Company’s shareholders.

NOTE 4 – COMMON STOCK

During the year ended June 30, 2004, the Company issued 74,000 shares of common stock at $0.10 per share to consultants as compensation for services rendered.

During the year ended June 30, 2003, the Company issued 210,000 shares of common stock valued at $63,000 to employees and consultants of the Company for services rendered. In addition, the Company issued 40,000 share of common stock valued at $14,838 to prior employees of the Company for amounts due to them.

NOTE 5 – RELATED PARTY TRANSACTIONS

The Company is indebted to certain shareholders as follows:

NOTE 5 – RELATED PARTY TRANSACTIONS (continued)

	2004	2003
Shareholder note bearing interest at 30%,
due August 1, 2003, unsecured	$-	$56,000
Shareholder notes bearing interest at 10%,
due September 1, 2003, secured by all
personal property of HFL and GGC	50,000	100,000
Shareholder note bearing interest at 10%,
due November 1, 2003, secured by all
personal property of HFL and GGC	60,000	175,000
Shareholder note bearing interest at 10%,
unspecified due date, unsecured	203,534	-
Shareholder note non-interest bearing
due June 30, 2006	200,000	-
	513,534	331,000
Advances from shareholders, unsecured, non-interest
bearing with no specific due dates	418,599	4,455
	$932,133	$335,455

During the year the Company had the following related party transactions:

(a)

During the years ended June 30, 2004 and 2003, the Company had product sales of $0 and $456,841, respectively, in the normal course of business from HFC.

(b)

For the years ended June 30, 2004 and 2003, the Company incurred consulting and management fees of $72,000 and $148,500, respectively, to officers and directors of the Company.

(c)

During the year ended June 30, 2003, the Company paid a $18,000 fee to the President of the Company for his personal guarantee of a loan received by the Company (see Note 7).

(d)

In the years ended June 30, 2004 and 2003, accounts payable includes $0 and $11,408 due to officers and directors of the Company for consulting and management fees.

(e)

During the year ended June 30, 2003, Company incurred accounting fees of $2,493 to a company owned by a director of the Company.

(a)

During the years ended June 30, 2004 and 2003, the Company incurred marketing charges of $0 and $110,223, respectively, to HFC.

(b)

During the year ended June 30, 2003, the Company incurred bad debts of $167,672 from HFC.

NOTE 6 – PATENTS AND TRADEMARKS

In the year ended June 30, 2002, the Company acquired rights to the patents and trademarks held by Hagensborg Foods, Ltd., its subsidiary. These patents are for a process used in food production.

Technology licenses and patents are stated at cost.  Amortization is provided using the straight-line method over the remaining estimated useful lives of the assets, which is ten years.

The following is a summary of patents and accumulated amortization:

	June 30, 2004	June 30, 2003
Patents and trademarks	$33,023	$31,424
Less accumulated amortization	(19,406)	(15,202)
	$13,671	$16,222

Amortization expense was $4,204 and $4,507 in the years ended June 30, 2004 and 2003, respectively.

NOTE 7 – BANK INDEBTEDNESS AND BANK LOANS

Demand Loan

The Company has a demand loan from a bank in the amount of $200,000, which is personally guaranteed by a shareholder of the Company. Outstanding advances bear interest at the bank’s base rate plus 2%, payable on demand by the bank. The loan is secured by all present and future personal property acquired by Hagensborg Foods Ltd.

NOTE 7 – BANK INDEBTEDNESS AND BANK LOANS

Demand Loan (continued)

Assuming demand is not made, the annual loan principal payments due on June 30 of each year are as follows:

2005	$40,800
2006	40,800
2007	47,000
$128,600

Overdraft

The Company has a bank overdraft facility in the amount of $250,000. Outstanding advances bear interest at the bank’s base rate plus 2%. At June 30, 2004 and 2003, the Company had a net outstanding balance of $206,653 and $263,479, respectively, on this overdraft facility. The facility is personally guaranteed by a shareholder of the Company and all present and future personal property acquired by Hagensborg Foods Ltd.

NOTE 8 – SEGMENT INFORMATION

The Company has adopted Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information," (hereinafter “SFAS No. 131”).  SFAS No. 131 established standards for reporting information about operating segments in annual financial statements and requires selected information about operating segments in interim financial reports issued to stockholders. It also established standards for related disclosures about products and services and geographic areas. Operating segments are defined as components of an enterprise about which separate financial information is available, evaluated regularly by the chief operating decision makers, or a decision making group, in deciding how to allocate resources and in assessing performance.

The following table reflects certain information for the Company’s segments:

	Year Ended June 30, 2004

	Hagensborg	Hagensborg	Natural	Corporate
	Foods Ltd.	Seafoods Ltd.	Program Inc.	and Eliminations	Total

Gross profit	$112,616	$75,618	$34,920	$-	$223,154
Other income(loss)	$-	$-	$-	$(163,241)	$(163,241)
Net income (loss)	$(464,845)	$(5,378)	$(94,157)	$(228,878)	$(793,258)
Segment assets	$1,088,622	$109,172	$54,830	$(479,304)	$773,328

	Year Ended June 30, 2003

Gross profit	$244,982	$239,439	$15,759	$(3,384)	$496,796
Other income(loss)	$11,961	$-	$(3,874)	$577,740	$585,827
Net income (loss)	$(483,179)	$5,246	$(69,216)	$(822,965)	$(1,370,114)
Segment assets	$1,284,057	$185,046	$51,984	$(619,571)	$901,516

NOTE 9 – MAJOR CUSTOMERS

During the years ended June 30, 2004 and 2003, the Company recognized revenue from various unrelated entities which individually comprised greater that 10% of total revenues. Revenue recognized form such entities was 31% and 18% in 2004 and 27% and 23% in 2003.

Major customers accounted for 49% and 0% of total receivables at June 30, 2004 and 34% and 18% at June 30, 2003.

NOTE 10 – COMMITMENTS AND CONTINGENCIES

Pursuant to the Company’s loan agreement (see Note 7), the Company ratio of current assets to current liabilities cannot exceed 1.2 to 1.0. At June 30, 2004 and 2003, the Company was in violation of this condition. As of the date of this report, the bank has not taken an action related to this violation.

NOTE 11 – LAWSUIT COMMENCED AGAINST HAGENSBORG

On May 26th, 2004 a statement of claim was issued the Company’s wholly-owned subsidiary Hagensborg Food Ltd. (“Hagensborg”) in the Ontario Superior Court of Justice bearing Court File No. 04-CV-269496CM1 by Kraft Foods Schweiz AG and Kraft Canada Inc. (collectively “Kraft”).   The claim alleges trade-mark infringement of various registered trade-marks and distinguishing guises associated with Kraft’s Toblerone chocolate bar.  Kraft seeks declaratory and injunctive relief, damages, or alternatively, an accounting of all revenues received and profits made by Hagensborg on account of the alleged infringement, as well as punitive and exemplary damages.  Hagensborg filed a statement of defence and counterclaim on July 27, 2004, denying the allegations in the statement of claim and asserting, amongst other things that Kraft’s trade-mark registrations are invalid.  In its counterclaim, Hagensborg seeks declaratory relief, injunctive relief and damages or an accounting of profits.  On August 11, 2004, Kraft delivered its Reply and Defence to Counterclaim.  On August 23, 2004, Hagensborg delivered its Reply to the Defence to Counterclaim and the pleadings are now closed.  There has been no documentary or oral discovery to date.

Pursuant to the Rules of Civil Procedure in the Ontario courts, the parties are required to attend a mediation session.  At present, the parties trying to determine a mutually agreeable date for the mediation.

Given the stage of the action, it is too early to evaluate the likelihood of success or of an unfavorable outcome and the possible range of loss.