Form 10QSB
period 2004-09-30
GARUDA CAPITAL CORP
filed 2004-11-24
CIK 1116539

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-QSB

x QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	September 30, 2004
Or
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from	to

Commission file number	0 – 30927
Garuda Capital Corp.
(Exact name of registrant as specified in its charter)
Nevada 980209053
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
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
Common Stock, $0.001 par value, 6,373,576 shares as of November 8, 2004

PART I - FINANCIAL INFORMATION

ITEM 1.

FINANCIAL STATEMENTS

The accompanying financial statements of Garuda Capital Corp. for the three months ended September 30, 2004 and September 30, 2003 have been prepared by the Company’s management and they do not include all information and notes to the financial statements necessary for a complete presentation of the financial position, results of operations, and cash flows in conformity with accounting principles generally accepted in the United States of America.  In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature.

Operating results for the quarter ended September 30, 2004, are not necessarily indicative of the results that can be expected for the year ending June 30, 2005.

CONSOLIDATED FINANCIAL STATEMENTS

GARUDA CAPITAL CORP.

VANCOUVER, BRITISH COLUMBIA, CANADA

September 30, 2004 and September 30, 2003

1. CONSOLIDATED BALANCE SHEETS

2. CONSOLIDATED STATEMENTS OF OPERATIONS

3 CONSOLIDATED STATEMENTS OF CASH FLOWS

4. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

GARUDA CAPITAL CORP.

Consolidated Balance Sheets

September 30, 2004 and June 30, 2004

	US Dollars
	Sept. 30, 2004	June 30, 2004
	(Unaudited)
ASSETS
CURRENT ASSETS
Accounts receivable	$ 79,169	$ 126,970
Prepaid expenses	22,333	15,346
Inventory	340,125	272,191
TOTAL CURRENT ASSETS	441,627	414,507

PROPERTY AND EQUIPMENT
Equipment, net of depreciation	335,611	345,150
TOTAL PROPERTY AND EQUIPMENT	335,611	345,150

OTHER ASSETS
Patents and trademarks, net of amortization	14,852	13,671
TOTAL OTHER ASSETS	14,852	13,671

TOTAL ASSETS	$ 792,091	$ 773,328

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
CURRENT LIABILITIES
Bank indebtedness	$ 271,593	$ 206,653
Accounts payable and accrued expenses	401,272	413,316
Notes payable - current portion	162,517	172,717
Capital lease obligation - current portion	934	2,287
TOTAL CURRENT LIABILITIES	836,316	794,973

LONG TERM LIABILITIES
Notes payable - related party	1,080,469	932,133
Notes payable	12,212	12,212
Capital lease obligation	2,758	2,758
TOTAL LONG TERM LIABILITIES	1,095,439	947,103

COMMITMENTS AND CONTINGENCIES	-	-

STOCKHOLDERS' EQUITY (DEFICIT)
Preferred stock, $0.01 par value; 10,000,000 shares		-
authorized, none issued and outstanding
Common stock, $0.001 par value; 50,000,000 shares	6,374	6,374
authorized, 6,373,575 shares issued and outstanding
Additional paid-in capital	2,444,715	2,444,715
Accumulated deficit	(3,416,446)	(2,666,842)
Current period income (loss)	(197,003)	(749,604)
Other comprehensive loss	22,696	(3,391)
TOTAL STOCKHOLDERS' EQUITY (DEFICIT)	(1,139,664)	(968,748)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$ 792,091	$ 773,328

The accompanying notes are an integral part of these statements.

GARUDA CAPITAL CORP.

Consolidated Statements of Operations

For the periods ended September 30, 2004 and 2003

	Three months ended September 30
	2004	2003
	(Unaudited)	(Unaudited)
REVENUE

SALES	$ 135,137	$ 276,078

COST OF SALES	108,582	209,714

GROSS PROFIT	26,555	66,364

EXPENSES

General and administrative	134,773	189,775
Depreciation	10,883	13,198
Advertising and promotion	28,707	53,406
Equipment and premises leases	45,824	36,479
Total Operation Expenses	220,187	292,858

LOSS FROM OPERATION	(193,632)	(226,494)

OTHER INCOME (EXPENSE)
Gain (Loss) on sale of marketable securities	30,665	(14,820)
Interest expenses	(11,221)	(15,665)
Total Other Income (Expenses)	19,444	(30,485)

LOSS BEFORE TAXES	(174,188)	(256,979)

INCOME TAXES	-	-

NET LOSS	(174,188)	(256,979)

OTHER COMPREHENSIVE INCOME (LOSS)
Gain (loss) on foreign currency translation	3,271	-
Total Other Comprehensive Income (Loss)	3,271	-

COMPREHENSIVE NET LOSS	$ (170,917)	$ (256,979)

NET LOSS PER COMMON SHARE,
BASIC AND DILUTED	$ (0.03)	$ (0.04)

WEIGHTED AVERAGE NUMBER
OF COMMON SHARES OUTSTANDING,
BASIC AND DILUTED	6,373,575	6,308,698

The accompanying notes are an integral part of these statements.

GARUDA CAPITAL CORP.

Consolidated Statements of Cash Flow

For the periods ended September 30, 2004 and 2003

	Three months ended September 30
	2004	2003
	(Unaudited)	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	(174,188)	(256,979)
Adjustments to reconcile net loss to net cash provided (used by operating activities
Depreciation and amortization	10,833	13,198
Common stock issued for services	-	7,400
Loss on sale of investments	-	14,820
Gain from agency transaction	(30,665)	-
Changes in assets and liabilities:
Accounts receivable	47,801	(76,546)
Prepaid expense	(6,987)	220
Inventory	(67,934)	(90,716)
Bank indebtedness	64,940	35,390
Accounts payable and accrued expenses	(12,044)	61,711
Net cash used by operating activities	(168,244)	(291,502)

CASH FLOWS PROVIDED BY INVESTING ACTIVITIES:
Gain from agency transaction	30,665	-
Purchase of equipment	(2,606)	-
Purchase of securities	-	(33,488)
Proceeds from sale of securities	-	113,311
Net cash provided by investing activities	28,059	79,823

CASH FLOWS PROVIDED BY FINANCING ACTIVITIES:
Proceeds from loan	-	(40,800)
Repayment of borrowings and capital leases	(11,553)	(470)
Proceeds from shareholder loan	148,466	225,108
Net cash provided by financing activities	136,913	183,838
Net decrease in cash and cash equivalents	(3,272)	(27,841)
Other comprehensive gain - foreign currency translation	3,272	27,841

Cash at beginning of period	-	-

Cash at end of period	-	-

SUPPLEMENTAL CASH FLOW DISCLOSURES:
Income taxes paid	-	-
Interest paid	-	-

NON-CASH FINANCING AND INVESTING ACTIVITIES:
Common stock issued for services	7,400	7,400

The accompanying notes are an integral part of these statements.

GARUDA CAPITAL CORP.

Condensed Notes to Consolidated Financial Statements

Three Months ended September 30, 2004 and 2003 (US Dollars)

NOTE 1 – BASIS OF PRESENTATION

The foregoing unaudited interim financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Regulation S-B as promulgated by the Securities and Exchange Commission.  Accordingly, these financial statements do not include all of the disclosures required by generally accepted accounting principles for complete financial statements.  These unaudited interim financial statements should be read in conjunction with the Company’s audited financial statements for the year ended June 30, 2004.  In the opinion of management, the unaudited interim financial statements furnished herein include all adjustments, all of which are of a normal recurring nature, necessary for a fair statement of the results for the interim period presented.

The preparation of financial statements in accordance with generally accepted accounting principles requires the use of estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities known to exist as of the date the financial statements are published, and the reported amounts of revenues and expenses during the reporting period.  Uncertainties with respect to such estimates and assumptions are inherent in the preparation of the Company's financial statements; accordingly, it is possible that the actual results could differ from these estimates and assumptions that could have a material effect on the reported amounts of the Company's financial position and results of operations.

Certain amounts from prior periods have been reclassified to conform to the current period presentation.  This reclassification has resulted in no changes to the Company’s accumulated deficit or net losses presented.

Operating results for the three-month period ended September 30, 2004 are not necessarily indicative of the results that may be expected for the year ending June 30, 2005.

NOTE 2 – GOING CONCERN UNCERTAINTY

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company has incurred material recurring losses from operations.  At September 30, 2004, the Company had an accumulated deficit of $3,590,634 and limited cash resources.  For the three months ended September 30, 2004, the Company sustained a net loss of $174,188.  These factors, among others, indicate that the Company may be unable to continue as a going concern for a reasonable period of time.  The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that may be necessary should the Company be unable to continue as a going concern.  The Company’s continuation as a going concern is contingent upon its ability to obtain additional financing, and to generate revenue and cash flow to meet its obligations on a

GARUDA CAPITAL CORP.

Condensed Notes to Consolidated Financial Statements

Three Months ended September 30, 2004 and 2003 (US Dollars)

timely basis. The Company’s management is currently putting sales strategies in place which will, if successful, mitigate these factors which raise substantial doubt about the Company’s ability to continue as a going concern.

NOTE 3 – RELATED PARTY TRANSACTIONS

The Company is indebted to certain shareholders as follows:

	September 30,	June 30,
	2004	2004
Shareholder notes bearing interest at 10%,
due September 1, 2003, secured by all
personal property of certain subsidiaries, delinquent	$50,000	$50,000
Shareholder note bearing interest at 10%,
due November 1, 2003, secured by all
personal property of certain subsidiaries, delinquent	60,000	60,000
Shareholder note bearing interest at 10%,
unspecified due date, unsecured	203,534	203,534
Shareholder note non-interest bearing
due June 30, 2006	200,000	200,000
	513,534	513,534
Advances from shareholders, unsecured, non-interest
bearing with no specific due dates	566,935	418,599
	$1,080,469	$932,133

NOTE 4 – INVENTORY

Inventories are stated at the lower of average cost or market. The cost of finished goods includes the cost of raw material, direct and indirect labor, and other indirect manufacturing costs. The Company has recorded an allowance of $25,000 for inventory obsolescence.

The components of inventory at September 30, 2004 and June 30, 2004 are as follows:

	September 30, 2004	June 30, 2004
Packaging supplies	$204,546	$173,251
Finished goods	54,144	57,291
Raw materials	76,346	36,547
Other goods	5,089	5,102
	$340,125	$272,191

GARUDA CAPITAL CORP.

Condensed Notes to Consolidated Financial Statements

Three Months ended September 30, 2004 and 2003 (US Dollars)

NOTE 5 – BANK INDEBTEDNESS AND BANK LOANS

Demand Loan

The Company has a demand loan from a bank in the amount of $200,000, which is personally guaranteed by a shareholder of the Company. Outstanding advances bear interest at the bank’s base rate plus 2%, payable on demand by the bank. The loan is secured by all present and future personal property acquired by Hagensborg Foods Ltd.

Overdraft

The Company has a bank overdraft facility in the amount of $250,000. Outstanding advances bear interest at the bank’s base rate plus 2%. At September 30, 2004 and June 30, 2004, the Company had a net outstanding balance of $271,593 and $206,653, respectively, on this overdraft facility. The facility is personally guaranteed by a shareholder of the Company and secured by all present and future personal property acquired by Hagensborg Foods Ltd.

NOTE 6 – SEGMENT INFORMATION

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

The following table reflects certain information for the Company’s segments:

	Three Months Ended September 30, 2004

	Hagensborg	Hagensborg	Natural	Corporate
	Foods Ltd.	Seafoods Ltd.	Program Inc.	and Eliminations	Total

Gross profit	$1,017	$23,177	$2,242	$-	$26,555
Other income(loss)	$-	$-	$-	$19,444	$19,444
Net income (loss)	$(201,751)	$23,167	$(11,997)	$16,393	$(174,188)
Segment assets	$1,250,356	$169,865	$43,515	$(671,646)	$792,091

GARUDA CAPITAL CORP.

Condensed Notes to Consolidated Financial Statements

Three Months ended September 30, 2004 and 2003 (US Dollars)

	Year Ended June 30, 2004

Gross profit	$112,616	$75,618	$34,920	$-	$223,154
Other income(loss)	$-	$-	$-	$(163,241)	$(163,241)
Net income (loss)	$(464,845)	$(5,378)	$(94,157)	$(228,878)	$(793,258)
Segment assets	$1,088,622	$109,172	$54,830	$(479,304)	$773,328

NOTE 7 – GAIN FROM AGENCY TRANSACTION

During the three months ended September 30, 2004, the Company was paid a fee of $30,665 from an agency transaction. This is recorded in the accompanying financial statements as other income.

NOTE 8 – COMMITMENTS AND CONTINGENCIES

Pursuant to the Company’s bank loan agreement (more fully discussed in Note 5), the Company’s ratio of current assets to current liabilities cannot exceed 1.2 to 1.0. At September 30, 2004 and June 30, 2004, the Company was in violation of this condition. As of the date of this report, the bank has not taken an action related to this violation.

Litigation

On May 26, 2004, a lawsuit was filed in Ontario Superior Court against the Company alleging trademark infringement associated with Kraft’s Toblerone chocolate bar.  Given the stage of the action, it is too early to evaluate the prospective outcome.

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

Results of Operations for the Three Months ended September 30, 2004 Compared to September 30, 2003 – Garuda Capital Corp. on a Consolidated Basis

During the three months ended September 30, 2004, we realized total revenues of $135,137, compared to $276,078 in revenues for the three months ended September 30, 2003 and we incurred a net loss for the quarter ended September 30, 2004 of $174,188, compared to a net loss of $256,979 for the same period in 2003.  The decrease in revenues and resultant decrease in net loss for 2004 was as a result of decreased sales for our Hagensborg operations during the three months ended September 30, 2004.  As a result of the decreased sales, we have now increased our sales staff and taken more aggressive steps in marketing our Hagensborg products.

Gross profit for the three months ended September 30, 2004 was $26,555 compared to $66,364 for the same period in 2003.

Our general and administrative costs for the three months ended September 30, 2004 were $134,773 compared to $189,775 for the three months ended September 30, 2003, which consisted primarily of personnel costs, professional and legal costs, consulting fees, and general office costs.  The decrease in general and administrative costs between the two periods is largely the result of cost saving measures to reduce our overhead for operations for both Hagensborg and Natural Program.

Our equipment leases for both Hagensborg and Natural Program were $45,824 and $36,479 for the three months ended September 30, 2004 and September 30, 2003, respectively.

We anticipate that we will incur increased sales and marketing costs, including hiring sales personnel, broker fees and tradeshow attendance fees, as we implement our business growth strategies for both Hagensborg and Natural Program.

Liquidity and Capital Resources for the Three Months ended September 30, 2004 Compared to. September 30, 2003 on Consolidated Basis

We believe that sales from our subsidiaries will not provide sufficient capital resources to sustain operations and fund product development until our fiscal year ended June 30, 2005.  While we have received a “going concern” opinion from our auditors, we expect to raise capital through the conversion of outstanding warrants and equity sales as necessary to fund future growth until we operate above the break-even point.  We continually evaluate opportunities to sell additional equity or debt securities, or obtain credit facilities from lenders to strengthen our financial position.  The sale of additional equity or convertible debt securities could result in additional dilution to our stockholders.

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

During the three months ended September 30, 2004, our current assets decreased $144,893 from $586,520 in 2003 to $441,627 in 2004, primarily as a result of decreased accounts receivable in 2004.

Non-current assets for the three months ended September 30, 2004 were $350,464, net of depreciation, compared to non-current assets of $374,196 for the three months ended September 30, 2003.

Total liabilities increased from $1,408,999 for the three months ended September 30, 2003 to $1,931,755 for the same period in 2004.  For the three months ended September 30, 2004, this includes $836,316 in current liabilities, including the current portion of notes payable in the sum of $162,517.

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

The statement of claim was issued on May 26, 2004.  The claim alleges trade-mark infringement of various registered trade-marks and distinguishing guises associated with Kraft’s Toblerone chocolate bar.  Kraft seeks declaratory and injunctive relief, damages, or alternatively, an accounting of all revenues received and profits made by Hagensborg on account of the alleged infringement, as well as punitive and exemplary damages.  Hagensborg filed a statement of defence and counterclaim on July 27, 2004, denying the allegations in the statement of claim and asserting, amongst other things that Kraft’s trade-

mark registrations are invalid.  In its counterclaim, Hagensborg seeks declaratory relief, injunctive relief and damages or an accounting of profits.  On August 11, 2004, Kraft delivered its Reply and Defence to Counterclaim.  On August 23, 2004, Hagensborg delivered its Reply to the Defence to Counterclaim and the pleadings are now closed.  There has been no documentary or oral discovery to date.

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

None.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:

November 23, 2004

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

November 23, 2004

/s/ C. Robin Relph

C. Robin Relph,

Chief Executive Officer and

Chief Financial Officer

Exhibit 32.1

CERTIFICATION PURSUANT TO

18 U.S.C. SECTION 1350

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Garuda Capital Corp. (the “Company”) on Form 10-QSB for the period ended September 30, 2004, as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, C. Robin Relph, Chief Executive Officer and Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002 that:

1)

The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, and

2)

The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

By:

/s/  C. Robin Relph

C. Robin Relph,

Chief Executive Officer and

Chief Financial Officer

November 23, 2004