Form 10QSB
period 2004-12-31
GARUDA CAPITAL CORP
filed 2005-02-22
CIK 1116539

United States Securities and Exchange Commission

Washington, D.C. 20549

Form 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2004

[  ] TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE EXCHANGE ACT

For the transition period from _________ to __________________

Commission File Number: 0 - 30927

GARUDA CAPITAL CORP.

(Name of Small Business Issuer in its charter)

Nevada

980209053

(state or other jurisdiction of

(I.R.S. Employer I.D. No.)

incorporation or organization)

502 – 1978 Vine Street, Vancouver, British Columbia, Canada V6K 4S14

(Address of principal executive offices)

(604) 737-0203

Issuer’s telephone number

_________________________________________________________________

Former name, former address, and former fiscal year, if changed since last report

Check whether the registrant (1) filed all reports required to be filed by sections 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes [X]   No [  ]

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY

PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.

YES [   ]    NO [   ]  N/A

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:

The total number of shares of the Issuer's common stock, $.001 par value, outstanding at February 17, 2005 was 7,928,576.

Transitional Small Business Disclosure Format (Check one):   YES [  ]    NO [X ]

TABLE OF CONTENTS

-----------------

PART I - FINANCIAL INFORMATION

Page

Special Note Regarding Forward Looking Information

3

Item 1

Financial Statements.

3

Item 2.

Management's Discussion and Analysis or Plan of Operation

4

Item 3.

Controls and Procedures.

6

Part II - OTHER INFORMATION

Item 1.

Legal Proceedings

6

Item 2.

Changes in Securities and Use of Proceeds

7

Item 3.

Defaults Upon Senior Securities

7

Item 4.

Submission of Matters to a Vote of Securities Holders

7

Item 5.

Other Matters

7

Item 6.

Exhibits

7

Signatures

7

PART I -  FINANCIAL INFORMATION

Special Note Regarding Forward-Looking Statements

To the extent that the information presented in this Quarterly Report on Form 10-QSB for the quarter ended December 31, 2004 discusses financial projections, information or expectations about our products or markets, or otherwise makes statements about future events, such statements are forward-looking. We are making these forward-looking statements in reliance on the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Although we believe that the expectations reflected in these forward-looking statements are based on reasonable assumptions, there are a number of risks and uncertainties that could cause actual results to differ materially from such forward-looking statements. These risks and uncertainties are described, among other places in this Quarterly Report, in "Management's Discussion and Analysis or Plan of Operation."

In addition, we disclaim any obligations to update any forward-looking statements to reflect events or circumstances after the date of this Quarterly Report. When considering such forward-looking statements, you should keep in mind the risks referenced above and the other cautionary statements in this Quarterly Report.

Item 1.    Financial Statements.

CONSOLIDATED FINANCIAL STATEMENTS

GARUDA CAPITAL CORPORATION

VANCOUVER, BRITISH COLUMBIA, CANADA

1. CONSOLIDATED BALANCE SHEETS

2. CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

3 CONSOLIDATED STATEMENTS OF CASH FLOWS

4. CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

GARUDA CAPITAL CORPORATION
CONSOLIDATED BALANCE SHEETS
	December 31, 2004	June 30, 2004
	(unaudited)
ASSETS

CURRENT ASSETS
Accounts receivable	$ 136,600	$ 126,970
Prepaid expenses	38,704	15,346
Inventory	307,948	272,191
TOTAL CURRENT ASSETS	483,252	414,507

PROPERTY AND EQUIPMENT
Equipment, net of depreciation	326,748	345,150
TOTAL PROPERTY AND EQUIPMENT	326,748	345,150

OTHER ASSETS
Patents and trademarks, net of amortization	15,975	13,671
TOTAL OTHER ASSETS	15,975	13,671

TOTAL ASSETS	$ 825,975	$ 773,328

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
Bank indebtedness	$ 289,176	$ 206,653
Accounts payable and accrued expenses	464,783	413,316
Notes payable - current portion	142,715	172,717
Capital lease obligation - current portion	504	2,287
TOTAL CURRENT LIABILITIES	897,178	794,973

LONG TERM LIABILITIES
Notes payable - related party	1,240,755	932,133
Notes payable	13,799	12,212
Capital lease obligation	3,116	2,758
TOTAL LONG TERM LIABILITIES	1,257,670	947,103

COMMITMENTS AND CONTINGENCIES	-	-

STOCKHOLDERS' EQUITY (DEFICIT)
Preferred stock, $0.01 par value; 10,000,000 shares	-	-
authorized, none issued and outstanding
Common stock, $0.001 par value; 50,000,000 shares authorized, 7,928,575 and 6,373,575
shares issued and outstanding, respectively	7,929	6,374
Additional paid-in capital	2,474,260	2,444,715
Accumulated deficit	(3,834,641)	(3,416,446)
Other comprehensive income (loss)	23,579	(3,391)
TOTAL STOCKHOLDERS' EQUITY (DEFICIT)	(1,328,873)	(968,748)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$ 825,975	$ 773,328

See Condensed Notes to Consolidated Financial Statements

GARUDA CAPITAL CORPORATION
CONSOLIDATED STATEMENT OF OPERATIONS AND COMPREHENSIVE LOSS

	Three months ended		Six months ended
	December 31		December 31
	2004	2003	2004	2003
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

REVENUES	$ 367,765	$ 542,655	$ 489,768	$ 818,733

COST OF SALES	313,295	470,989	351,074	680,703

GROSS PROFIT	54,470	71,666	138,694	138,030

OPERATING EXPENSES

General and administrative	172,021	171,722	391,967	414,903
Depreciation	10,965	13,907	25,892	27,105
Advertising and promotion	28,959	-	56,321	-
Equipment and premises leases	45,647	36,110	90,948	72,589
Total Operating Expenses	257,592	221,739	565,128	514,597

LOSS FROM OPERATIONS	(203,122)	(150,073)	(426,434)	(376,567)

OTHER INCOME (EXPENSE)
Gain on agency transaction	-	-	30,665	-
Gain (loss) on marketable securities	-	-	-	(14,820)
Interest expenses	(11,535)	(6,673)	(22,426)	(22,338)
Total Other Income (Expenses)	(11,535)	(6,673)	8,239	(37,158)

LOSS BEFORE TAXES	(214,657)	(156,746)	(418,195)	(413,725)

INCOME TAXES	-	-	-	-

NET LOSS	(214,657)	(156,746)	(418,195)	(413,725)

OTHER COMPREHENSIVE INCOME (LOSS)
Gain (loss) on foreign currency translation	23,698	-	26,970	-
Total Other Comprehensive Income (Loss)	23,698	-	26,970	-

COMPREHENSIVE NET LOSS	$(190,959)	$(156,746)	$(391,225)	$(413,725)

NET LOSS PER COMMON SHARE,
BASIC AND DILUTED	$ (0.03)	$ (0.02)	$ (0.06)	$ (0.07)

WEIGHTED AVERAGE NUMBER
OF COMMON SHARES OUTSTANDING,
BASIC AND DILUTED	7,410,242	6,373,575	6,891,908	6,361,242

See Condensed Notes to Consolidated Financial Statements

GARUDA CAPITAL CORPORATION
CONSOLIDATED STATEMENT OF CASH FLOWS
	Six months ended
	December 31
	2004	2003
	(Unaudited)	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss	$ (418,195)	$ (413,725)
Adjustments to reconcile net loss to net cash provided (used) by operating activities:
Depreciation	25,892	27,105
Common stock issued for services	31,100	-
Gain from agency transaction	(30,665)	-
Loss on sale of investments	-	14,820
Changes in assets and liabilities:
Accounts receivable	(9,630)	(83,248)
Prepaid expenses	(23,358)	(3,349)
Inventory	(35,757)	(34,578)
Bank indebtedness	82,532	(21,374)
Accounts payable and accrued expenses	51,467	51,526
Net cash used in operating activities	(326,614)	(462,823)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of equipment	(3,519)	(21,478)
Purchase of investments	(168,655)	(33,488)
Proceeds from sale of investments	199,320	113,311
Net cash provided by investing activities	27,146	58,345

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from loans	-	(40,800)
Repayment of borrowings and capital leases	(29,840)	(710)
Proceeds from shareholder loan	308,622	427,316
Net cash provided by financing activities	278,782	385,806

Net decrease in cash and cash equivalents	(20,686)	(18,672)

Other comprehensive gain – foreign currency translation	20,686	18,672

Cash, beginning of period	-	-

Cash, end of period	$ -	$ -

SUPPLEMENTAL CASH FLOW DISCLOSURES:
Income taxes paid	$	$
Interest paid	$	$

NON-CASH FINANCING AND INVESTING ACTIVITIES:
Common stock issued for services	$ 31,100	$ -

See Condensed Notes to Consolidated Financial Statements

GARUDA CAPITAL CORPORATION

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2004

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

Operating results for the six-month period ended December 31, 2004 are not necessarily indicative of the results that may be expected for the year ending June 30, 2005.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

New Accounting Pronouncements

In November 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 151, “Inventory Costs— an amendment of ARB No. 43, Chapter 4” (hereinafter “SFAS No. 151”). This statement amends the guidance in ARB No. 43, Chapter 4, “Inventory Pricing,” by clarifying that abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage) should be recognized as current-period charges and by  requiring the allocation of fixed production overheads to inventory based on the normal capacity of the production facilities. This statement is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. Management believes the adoption of this Statement will have no impact on the Company’s financial condition or results of operations.

In December 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 152, “Accounting for Real Estate Time-Sharing Transactions – an amendment of FASB Statements No. 66 and 67” (hereinafter “SFAS No. 152”), which amends FASB statement No. 66, “Accounting for Sales of Real Estate”, to reference the financial accounting and reporting guidance for real estate time-sharing transactions that is provided in AICPA Statement of Position 04-2, “Accounting for Real Estate Time-Sharing Transactions” (hereinafter “SOP 04-2”).  This statement also amends FASB Statement No. 67, “Accounting for Costs and Initial Rental Operations of Real Estate Projects”, to state that the guidance for (a) incidental operations and (b) costs incurred to sell real estate projects does not apply to real estate time-sharing transactions.  The accounting for those operations and costs is subject to the guidance in SOP 04-2.  This Statement is effective for financial statements for fiscal years beginning after June 15, 2005.  Management believes the adoption of this Statement will have no impact on the Company’s financial condition or results of operations.

In December 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No.153, “Exchanges of Nonmonetary Assets – an Amendment of APB Opinion No. 29”, (hereinafter “SFAS No. 153”).  This statement eliminates the exception to fair value for exchanges of similar productive assets and replaces it with a general exception for exchange transactions that do not have commercial substance, defined as transactions that are not expected to result in significant changes in the cash flows of the reporting entity. This statement is effective for financial statements for fiscal years beginning after June 15, 2005. Management believes the adoption of this Statement will have no impact on the Company’s financial condition or results of operations.

In December 2004, the Financial Accounting Standards Board issued a revision to Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payments” (hereinafter “SFAS No. 123 (R)”). This Statement replaces FASB Statement No. 123, “Accounting for Stock-Based Compensation”, and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees”. SFAS No. 123 (R) establishes standards for the accounting for share-based payment transactions in which an entity exchanges its equity instruments for goods or services.  It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of those equity instruments. This statement covers a wide range of share-based compensation arrangements including share options, restricted share plans, performance-based award, share appreciation rights and employee share purchase plans. SFAS No. 123 (R) requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the fair value of the award on the grand date ( with limited exceptions). That cost will be recognized in the entity’s financial statements over the period during which the employee is required to provide services in exchange for the award. Management has not currently evaluated the impact of adoption on its overall results of operations or financial position.

NOTE 3 – GOING CONCERN UNCERTAINTY

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company has incurred material recurring losses from operations.  At December 31, 2004, the Company had an accumulated deficit of $3,834,641 and limited cash resources.  For the six months ended December 31, 2004, the Company sustained a net loss of $418,195.  These factors, among others, indicate that the Company may be unable to continue as a going concern for a reasonable period of time.  The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that may be necessary should the Company be unable to continue as a going concern.  The Company’s continuation as a going concern is contingent upon its ability to obtain additional financing, and to generate revenue and cash flow to meet its obligations on a timely basis. The Company’s management is currently putting sales strategies in place which will, if successful, mitigate these factors which raise substantial doubt about the Company’s ability to continue as a going concern.

NOTE 4 – COMMON STOCK ISSUANCES

During the period ended December 31, 2004, the Company issued 1,555,000 shares of common stock to consultants and employees as consideration for services. The shares were valued at the fair market value of $0.02 per share and are included in operating expenses.

NOTE 5 – RELATED PARTY TRANSACTIONS

The Company is indebted to certain shareholders as follows:

	December 31,	June 30,
	2004	2004
Shareholder notes bearing interest at 10%,
due September 1, 2003, secured by all
personal property of certain subsidiaries, delinquent	$50,000	$50,000
Shareholder note bearing interest at 10%,
due November 1, 2003, secured by all
personal property of certain subsidiaries, delinquent	60,000	60,000
Shareholder note bearing interest at 10%,
unspecified due date, unsecured	203,534	203,534
Shareholder note non-interest bearing
due June 30, 2006	200,000	200,000
	513,534	513,534
Advances from shareholders, unsecured, non-interest
bearing with no specific due dates	727,221	418,599
	$1,240,755	$932,133

NOTE 6 – INVENTORY

Inventories are stated at the lower of average cost or market. The cost of finished goods includes the cost of raw material, direct and indirect labor, and other indirect manufacturing costs. The Company has recorded an allowance of $25,000 for inventory obsolescence.

The components of inventory at December 31, 2004 and June 30, 2004 are as follows:

	December 31, 2004	June 30, 2004
Packaging supplies	$221,948	$173,251
Finished goods	40,805	57,291
Raw materials	39,387	36,547
Other goods	5,808	5,102
	$307,948	$272,191

NOTE 7 – BANK INDEBTEDNESS AND BANK LOANS

Demand Loan

The Company has a demand loan from a bank in the amount of $200,000, which is personally guaranteed by a shareholder of the Company. Outstanding advances bear interest at the bank’s base rate plus 2%, payable on demand by the bank. The loan is secured by all present and future personal property acquired by Hagensborg Foods Ltd.

Overdraft

The Company has a bank overdraft facility in the amount of $250,000. Outstanding advances bear interest at the bank’s base rate plus 2%. At December 31, 2004 and June 30, 2004, the Company had a net outstanding balance of $105,950 and $128,600, respectively, on this overdraft facility. The facility is personally guaranteed by a shareholder of the Company and secured by all present and future personal property acquired by Hagensborg Foods Ltd.

NOTE 8 – SEGMENT INFORMATION

The Company has adopted Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information," (hereinafter “SFAS No. 131”).  SFAS No. 131 established standards for reporting information aboutoperating segments in annual financial statements and requires selected information about operating segments in interim financial reports issued to stockholders. It also established standards for related disclosures about products and services and geographic areas. Operating segments are defined as components of an enterprise about which separate financial information is available, evaluated regularly by the chief operating decision makers, or a decision making group, in deciding how to allocate resources and in assessing performance.

The following table reflects certain information for the Company’s segments:

	Three Months Ended December 31, 2004

	Hagensborg	Hagensborg	Natural	Corporate
	Foods Ltd.	Seafoods Ltd.	Program Inc.	and Eliminations	Total

Gross profit	$23,817	$42,685	$(12,032)	$-	$54,470
Other income(loss)	$-	$-	$-	$(11,535)	$(11,535)
Net income (loss)	$(180,887)	$41665	$(23,784)	$(51,651)	$(214,657)
Segment assets	$1,309,257	$186,317	$38,525	$(708,124)	$825,975

	Year Ended June 30, 2004

Gross profit	$112,616	$75,618	$34,920	$-	$223,154
Other income(loss)	$-	$-	$-	$(163,241)	$(163,241)
Net income (loss)	$(464,845)	$(5,378)	$(94,157)	$(228,878)	$(793,258)
Segment assets	$1,088,622	$109,172	$54,830	$(479,304)	$773,328

NOTE 9 – GAIN FROM AGENCY TRANSACTION

During the six months ended December 31, 2004, the Company was paid a fee of $30,665 from an agency transaction. This is recorded in the accompanying financial statements as other income.

NOTE 10 – COMMITMENTS AND CONTINGENCIES

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

Item 2.    Management’s Discussion and Analysis or Plan of Operation

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

Results of Operations for the Three months ended December 31, 2004 compared to three months ended December 31, 2003 – Garuda Capital Corp. on a Consolidated Basis

During the three months ended December 31, 2004, we realized total revenues of $367,765, compared to $542,655 in revenues for the three months ended December 31, 2003 and we incurred a net loss for the quarter ended December 31, 2004 of $214,657, compared to a net loss of $156,746 for the same period in 2003.  The decrease in revenues and resultant increase in net loss for 2004 was as a result of lower sales for our Hagensborg operations during the three months ended December 31, 2004 compared to the same period in 2003.  As a result of the lower sales, we have now increased our sales staff and taken more aggressive steps in marketing our Hagensborg products.

Gross profit for the three months ended December 31, 2004 was $54,470 compared to $71,666 for the same period in 2003.

Our general and administrative costs for the three months ended December 31, 2004 were $172,021 compared to $171,722 for the three months ended December 31, 2003, which consisted primarily of personnel costs, professional and legal costs, consulting fees, and general office costs.

Advertising and promotion costs for the quarter ended December 31, 2004 were $28,959, a $28,959 increase from the same period in 2003.  Depreciation expenses decreased from $13,907 for the three months ended December 31, 2003 to $10,965 for the quarter ended December 31, 2004.

Our equipment leases for both Hagensborg and Natural Program were $45,647 and $36,110 for the three months ended December 31, 2004 and December 31, 2003, respectively.

We anticipate that we will incur increased sales and marketing costs, including hiring sales personnel, broker fees and tradeshow attendance fees, as we implement our business growth strategies for both Hagensborg and Natural Program.

Results of Operations for the Six months ended December 31, 2004 Compared to Six months ended December 31, 2003 – Garuda Capital Corp. on a Consolidated Basis

During the six months ended December 31, 2004, we realized total revenues of $489,768, compared to $818,733 in revenues for the six months ended December 31, 2003 and we incurred a net loss for the six months ended December 31, 2004 of $418,195, compared to a net loss of $413,725 for the same period in 2003.  The decrease in revenues and resultant increase in net loss for 2004 was as a result of decreased sales for our Hagensborg operations during the six months ended December 31, 2004. As a result of the decreased sales, we have increased our sales staff and taken more aggressive steps in marketing our Hagensborg products.

Gross profit for the six months ended December 31, 2004 was $138,694 compared to $138,030 for the same period in 2003.

Our general and administrative costs for the six months ended December 31, 2004 were $391,967 compared to $414,903 for the six months ended December 31, 2003, which consisted primarily of personnel costs, professional and legal costs, consulting fees, and general office costs.  The decrease in general and administrative costs between the two periods is largely the result of cost saving measures to reduce our overhead for operations for both Hagensborg and Natural Program.

Advertising and promotion costs for the six months ended December 31, 2004 were $56,321, a $56,321 increase from the same period in 2003.  Depreciation expenses decreased from $27,105 for the six months ended December 31, 2003 to $25,892 for the six months ended December 31, 2004.

Our equipment leases for both Hagensborg and Natural Program were $90,948 and $72,589 for the six months ended December 31, 2004 and December 31, 2003, respectively.

We anticipate that we will incur increased sales and marketing costs, including hiring sales personnel, broker fees and tradeshow attendance fees, as we implement our business growth strategies for both Hagensborg and Natural Program.

Liquidity and Capital Resources for the Three and Six Months ended December 31, 2004 Compared to the Three and Six Months ended December 31, 2003 on Consolidated Basis

We believe that sales from our subsidiaries will not provide sufficient capital resources to sustain operations and fund product development throughout our fiscal year ended June 30, 2005.  While we have received a “going concern” opinion from our auditors, we expect to raise capital through equity sales as necessary to fund future growth until we operate above the break-even point.  We continually evaluate opportunities to sell additional equity or debt securities, or obtain credit facilities from lenders to strengthen our financial position.  The sale of additional equity or convertible debt securities could result in additional dilution to our stockholders.

Since April 1, 2002, when we acquired Hagensborg, we have financed Hagensborg’s operations partly through revenues from operations and bank credit facilities, and partly through the issuance of equity shares and convertible debentures.  Hagensborg has not been able to reach the break-even point for the last four fiscal years and has had to rely on Garuda for capital resources.  We believe that sales from Hagensborg’s new product lines will add new capital resources, but may not be sufficient to sustain operations and fund new product launches throughout the fiscal year ended June 30, 2005.

Since April 1, 2003, when Natural Program was acquired by the Company, we have financed Natural Program’s operations partly through revenues and bank credit facilities, and partly through the issuance of equity shares.  Natural Program has not yet able to reach the break-even point and has had to rely on the Company for capital resources.  We believe that additional sales resulting from Natural Program’s increased marketing efforts will add new capital resources, but may not be sufficient to sustain operations and fund new product launches throughout the fiscal year ended June 30, 2005.

As of December 31, 2004, we had current assets of $483,252, an increase of $68,745 from June 30, 2004, primarily as a result of an increase in prepaid expenses and inventory.

Non-current assets as of December 31, 2004 were $342,723, net of depreciation, compared to non-current assets of $358,821 as of June 30, 2004.

Total liabilities increased from $1,742,076 as of June 30, 2004 to $2,154,848 as of December 31, 2004. This is mainly due to an increase in notes payable to a related party.  The current liabilities as of December 31, 2004 were 897,178, including the current portion of notes payable in the sum of $142,715.  This compares to current liabilities of $794,973 and notes payable of $172,717 as of June 30, 2005.

Item 3.    Controls and Procedures.

(a) Evaluation of disclosure controls and procedures

Our Chief Executive Officer and Chief Financial Officer evaluated our “disclosure controls and procedures” (as defined in Rule 13a-14 (c) of the Securities Exchange Act of 1934 (the "Exchange Act") as of a date within 90 days before the filing date of this report and have concluded that as of the evaluation date, our disclosure controls and procedures are effective to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.

(b)  Changes in internal controls.

Subsequent to the date of their evaluation, there were no significant changes in our internal controls or in other factors that could significantly affect these controls. There were no significant deficiencies or material weaknesses in our internal controls so no corrective actions were taken.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings.

A lawsuit was commenced against Hagensborg, the Company’s wholly owned subsidiary, in the Ontario Superior Court of Justice bearing Court File No. 04-CV-269496CM1 by Kraft Foods Schweiz AG and Kraft Canada Inc.

Pursuant to the Rules of Civil Procedure in the Ontario courts, the parties are required to attend a mediation session.  A mediation hearing has been set for February 28, 2005.

For further information regarding this litigation, please see page 14, Item 1 of the Company’s quarterly report for the period ending September 30, 2004 on Form 10-QSB filed on November 24, 2004.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On November 9, 2004 the Company issued 1,555,000 shares of its common stock to ten key employees and consultants of the Company and its subsidiary Hagensborg and as consideration for services (the “Shares”).  The Shares were issued at a deemed price of $0.02 per share. Of the Shares issued,  500,000 shares were issued to control persons of the Company, as follows:  C. Robin Relph, the Company’s President, Chief Executive Officer and Chief Financial Officer received 300,000 shares, G. Arnold Armstrong, a director of the Company, received 100,000 shares and Jurgen Wolf, a director of the Company, received 100,000 shares.

The Company did not employ an underwriter in connection with the issuance of the securities described above. We believe that the issuance of the foregoing securities was exempt from registration under Section 4(2) of the Securities Act of 1933, as amended, as transactions not involving a public offering, and the rules promulgated thereunder. Each of the recipients acquired the securities for investment purposes only and not with a view to distribution and had adequate information about the Company.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

None.

Item 5.  Other Information.

None.

Item 6.    Exhibits and Reports on Form 8-K

(a)

Exhibits

1.1

Rule 13a-14(a)/15d-14(a) Certification of CEO & CFO

32.1

Section 906 Certification of CEO & CFO

(b)

Reports on Form 8-K:

There were no reports filed on Form 8-K during the three month period ended December 31, 2004.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:  February 17, 2004

GARUDA CAPITAL CORP.

(Issuer)

By:

/s/

C. Robin Relph

C. Robin Relph, President, Chief Executive Officer, Chief Financial Officer

By:

/s/

Jurgen Wolf

Jurgen Wolf, Director

By:

/s/

G. Arnold Armstrong

G. Arnold Armstrong, Director