Form 10QSB
period 2005-03-31
GARUDA CAPITAL CORP
filed 2005-05-23
CIK 1116539

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

 ☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

 ☐ TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE EXCHANGE ACT

For the transition period from __________________ to __________________

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
Yes  ☒  No ☐

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d)
of the Exchange Act after the distribution of securities under a plan confirmed by a court.
YES ☐  NO ☐ N/A

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:

The total number of shares of the Issuer's common stock, $.001 par value, outstanding at May 13, 2005 was
31,228,620.

Transitional Small Business Disclosure Format (Check one): YES ☐  NO  ☒

PART I - FINANCIAL INFORMATION

Special Note Regarding Forward-Looking Statements

To the extent that the information presented in this Quarterly Report on Form 10-QSB for the quarter ended March 31, 2005 discusses financial projections, information or expectations about our products or markets, or otherwise makes statements about future events, such statements are forward-looking. We are making these forward-looking statements in reliance on the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Although we believe that the expectations reflected in these forward-looking statements are based on reasonable assumptions, there are a number of risks and uncertainties that could cause actual results to differ materially from such forward-looking statements. These risks and uncertainties are described, among other places in this Quarterly Report, in "Management's Discussion and Analysis or Plan of Operation."

In addition, we disclaim any obligations to update any forward-looking statements to reflect events or circumstances after the date of this Quarterly Report. When considering such forward-looking statements, you should keep in mind the risks referenced above and the other cautionary statements in this Quarterly Report.

Item 1. Financial Statements.

CONSOLIDATED FINANCIAL STATEMENTS
GARUDA CAPITAL CORP.
VANCOUVER, BRITISH COLUMBIA, CANADA

1.	CONSOLIDATED BALANCE SHEETS

2.	CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

3.	CONSOLIDATED STATEMENTS OF CASH FLOWS

4.	CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

GARUDA CAPITAL CORP. CONSOLIDATED BALANCE SHEETS
	March 31,	June 30,
	2005	2004
	(unaudited)
ASSETS
CURRENT ASSETS
Accounts receivable	$54,222	$126,970
Marketable securities	342,039	-
Inventory	318,258	272,191
Prepaid expenses	269,257	15,346
TOTAL CURRENT ASSETS	983,776	414,507

PROPERTY AND EQUIPMENT, NET	315,194	345,150

OTHER ASSETS
Patents and trademarks, net of amortization	18,950	13,671
TOTAL OTHER ASSETS	18,950	13,671

TOTAL ASSETS	$1,317,920	$773,328

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
Bank indebtedness	$113,967	$206,653
Accounts payable and accrued expenses	432,626	413,316
Notes payable - current portion	20,407	172,717
Capital lease obligation - current portion	3,055	2,287
TOTAL CURRENT LIABILITIES	570,055	794,973

LONG TERM LIABILITIES
Notes payable - related party	310,605	832,133
Notes payable	187,298	12,212
Notes payable - convertible	113,345	100,000
Capital lease obligation	-	2,758
TOTAL LONG TERM LIABILITIES	611,248	947,103

COMMITMENTS AND CONTINGENCIES	-	-

STOCKHOLDERS' EQUITY (DEFICIT)
Preferred stock, $0.01 par value; 10,000,000 shares
authorized, none issued and outstanding	-	-
Common stock, $0.001 par value; 50,000,000 shares
authorized, 27,428,619 and 6,373,575 shares
issued and outstanding, respectively	27,429	6,374
Additional paid-in capital	4,404,764	2,444,715
Accumulated deficit	(4,277,464)	(3,416,446)
Other comprehensive loss	(18,112)	(3,391)
TOTAL STOCKHOLDERS' EQUITY (DEFICIT)	136,617	(968,748)

TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY (DEFICIT)	$1,317,920	$773,328

See Condensed Notes to Consolidated Financial Statements

GARUDA CAPITAL CORP. CONSOLIDATED STATEMENT OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

	Three months ended		Nine months ended
	March 31,		March 31,
	2005	2004	2005	2004
	(unaudited)	(unaudited)	(unaudited)	(unaudited)

REVENUES	$134,275	$267,978	$637,177	$1,086,711

COST OF SALES	108,592	219,038	530,469	899,741

GROSS PROFIT	25,683	48,940	106,708	186,970

OPERATING EXPENSES
General and administrative	237,630	162,019	567,031	568,186
Depreciation	15,542	13,973	37,390	41,078
Advertising and promotion	7,592	-	59,208	-
Equipment and premises leases	41,508	36,766	132,979	109,355
Total Operating Expenses	302,272	212,758	796,608	718,619

LOSS FROM OPERATIONS	(276,589)	(163,818)	(689,900)	(531,649)

OTHER INCOME (EXPENSE)
Gain on agency transaction	-	-	30,665	-
Gain (loss) on marketable securities	-	-	-	(14,820)
Interest expenses	(179,027)	(6,311)	(201,783)	(28,649)
Total Other Income (Expense)	(179,027)	(6,311)	(171,118)	(43,469)

LOSS BEFORE TAXES	(455,616)	(170,129)	(861,018)	(575,118)

INCOME TAXES	-	-	-	-

NET LOSS	(455,616)	(170,129)	(861,018)	(575,118)

OTHER COMPREHENSIVE INCOME
Gain (loss) on foreign currency translation	(45,080)	2,821	(14,721)	10,777
Total Other Comprehensive Income	(45,080)	2,821	(14,721)	10,777

COMPREHENSIVE NET LOSS	$(500,696)	$(167,308)	$(875,739)	$(564,341)

NET LOSS PER COMMON SHARE,
BASIC AND DILUTED	$(0.04)	$(0.03)	$(0.11)	$(0.09)

WEIGHTED AVERAGE NUMBER
OF COMMON SHARES OUTSTANDING,
BASIC AND DILUTED	11,178,582	6,308,698	8,069,217	6,308,698

See Condensed Notes to Consolidated Financial Statements

GARUDA CAPITAL CORP. CONSOLIDATED STATEMENT OF CASH FLOWS

	Nine months ended
	March 31,
	2005	2004
	(unaudited)	(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(861,018)	$(564,341)
Adjustments to reconcile net loss to net cash
provided (used) by operating activities:
Depreciation and amortization	37,390	41,078
Common stock issued for services	329,100	-
Common stock and warrants issued for interest	166,359	-
Loss on sale of marketable securities	-	14,820
Gain from agency transaction	(30,665)	-
Changes in operating assets and liabilities:
Decrease (increase) in accounts receivable	72,748	(70,332)
Increase in prepaid expenses	(253,911)	(3,439)
Increase in accounts payable and accrued expenses	19,310	130,095
Increase in inventory	(46,067)	(39,307)
Decrease in bank indebtedness	(92,686)	(11,610)
Net cash used in operating activities	(566,754)	(491,426)

CASH FLOWS PROVIDED BY INVESTING ACTIVITIES:
Purchase of equipment and intangibles	(12,713)	(30,236)
Purchase of investments	(510,694)	(33,488)
Proceeds from sale of investments	199,320	109,464
Net cash provided (used) by investing activities	(324,087)	45,740

CASH FLOWS PROVIDED BY FINANCING ACTIVITIES:
Decrease in bank indebtedness	(92,686)	(13,700)
Payments from loans	(22,775)	(40,800)
Payments of lease obligations	(2,334)	(1,533)
Additions to loans	-	44,117
Common stock issued for cash	675,000	7,400
Proceeds from shareholder loans	308,622	439,425
Net cash provided by financing activities	865,827	434,909

Net decrease in cash and cash equivalents	(25,014)	(10,777)

Other comprehensive gain - foreign currency translation	25,014	10,777

Cash, beginning of period	-	-

Cash, end of period	$-	$-

SUPPLEMENTAL CASH FLOW DISCLOSURES:
Income taxes paid	$-	$-
Interest paid	$-	$-

NON-CASH FINANCING AND INVESTING ACTIVITIES:
Common stock issued for services	$329,100	$-
Common stock and warrants issued for debt	$810,665	$-
Common stock and warrants issued for interest	$166,339	$-

See Condensed Notes to Consolidated Financial Statements

GARUDA CAPITAL CORP.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2005

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

Operating results for the nine-month period ended March 31, 2005 are not necessarily indicative of the results that may be expected for the year ending June 30, 2005.

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

In December 2004, the Financial Accounting Standards Board issued a revision to Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payments” (hereinafter “SFAS No. 123 (R)”). This Statement replaces FASB Statement No. 123, “Accounting for Stock-Based Compensation”, and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees”. SFAS No. 123 (R) establishes standards for the accounting for share-based payment transactions in which an entity exchanges its equity instruments for goods or services. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of those equity instruments. This statement covers a wide range of share-based compensation arrangements including share options, restricted share plans, performance-based award, share appreciation rights and employee share purchase plans. SFAS No. 123 (R) requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the fair value of the award on the grand date (with limited exceptions). That cost will be recognized in the entity’s financial statements over the period during which the employee is required to provide services in exchange for the award. Management has not currently evaluated the impact of adoption on its overall results of operations or financial position.

NOTE 3 – GOING CONCERN UNCERTAINTY

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company has incurred material recurring losses from operations. At March 31, 2005, the Company had an accumulated deficit of $4,277,464 and limited cash resources. For the nine months ended March 31, 2005, the Company sustained a net loss of $861,018. These factors, among others, indicate that the Company may be unable to continue as a going concern for a reasonable period of time. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that may be necessary should the Company be unable to continue as a going concern. The Company’s continuation as a going concern is contingent upon its ability to obtain additional financing, and to generate revenue and cash flow to meet its obligations on a timely basis. The Company’s management is currently putting sales strategies in place which will, if successful, mitigate these factors which raise substantial doubt about the Company’s ability to continue as a going concern.

NOTE 4 – EQUITY TRANSACTIONS

On March 4, 2005, the Company’s board of directors approved the 2005 Non-Qualified Stock Compensation Plan, to issue up to 3,000,000 shares of the Company’s common stock to employees, executives and consultants. During the three months ended March 31, 2005, the Company issued 2,980,000 shares of common stock to consultants for services. These shares were valued at the fair market value on the date of grant of $0.10 per share. Total consulting services of $298,000 was booked in operating expenses.

In March 2005, the Company issued 9,770,044 “units” for a fair market value of $0.10 per unit. Each unit consists of one share of common stock and one half warrant, with each warrant to purchase one share of common stock at an exercise price of $0.20 per share. The warrants are exercisable for a period of two years. The value of the warrants was estimated on the grant date using the Black-Scholes Option Price Calculation. The following assumptions were made in estimating fair value: risk-free interest rate is 4%, volatility is 98.21%, and expected life is 2 years. The fair market value of the warrants attached was $122,125 and is included in additional paid in capital. The units were issued for conversion of $977,004 of the Company’s outstanding debt.

In March 2005, the Company also issued 6,750,000 of the aforementioned units for cash of $675,000. The fair market value of the warrants attached was $84,375 and is included in additional paid in capital.

In December 2005, the Company issued 1,555,000 shares of common stock to consultants and employees as consideration for services. The shares were valued at the fair market value of $0.02 per share and $31,100 is included in operating expenses.

NOTE 5 – RELATED PARTY TRANSACTIONS

The Company is indebted to certain shareholders as follows:

	March 31,	June 30,
	2005	2004
Shareholder notes bearing interest at 10%,
due September 1, 2003, secured by all
personal property of certain subsidiaries, delinquent	$-	$50,000
Shareholder note bearing interest at 10%,
due November 1, 2003, secured by all
personal property of certain subsidiaries, delinquent	50,000	60,000
Shareholder note bearing interest at 10%,
unspecified due date, unsecured	203,534	203,534
Shareholder note non-interest bearing
due June 30, 2006	-	100,000
	253,534	413,534
Advances from shareholders, unsecured, non-interest
bearing with no specific due dates	57,071	418,599
	$310,605	$832,133

NOTE 6 – INVENTORY

Inventories are stated at the lower of average cost or market. The cost of finished goods includes the cost of raw material, direct and indirect labor, and other indirect manufacturing costs. The Company has recorded an allowance of $25,000 for inventory obsolescence.

The components of inventory at March 31, 2005 and June 30, 2004 are as follows:

	March 31, 2005	June 30, 2004
Packaging supplies	$85,128	$173,251
Finished goods	186,065	57,291
Raw materials	46,514	36,547
Other goods	551	5,102
	$318,258	$272,191

NOTE 7 – INVESTMENTS

Pursuant to Statement of Financial Accounting Standards (SFAS) No. 115, the Company’s investments in securities are classified as either trading, held to maturity, or available-for-sale. During the nine months ended March 31, 2005, the Company did not own any securities classified as either trading or held to maturity. However, at March 31, 2005, the Company did own securities classified as available-for-sale.

The Company’s securities investments are classified as available for sale securities which are recorded at fair value in investments on the balance sheet, with the change in fair value during the period excluded from earnings and recorded net of tax as a component of other comprehensive income.

At March 31, 2005, the market values of investments were as follows:
March 31, 2005
Investments
Common Stock	$342,034
Cost	349,539
Market Value Change	$(7,500)

NOTE 8 – BANK INDEBTEDNESS AND BANK LOANS

Demand Loan
The Company has a demand loan from a bank in the amount of $200,000, which is personally guaranteed by a shareholder of the Company. Outstanding advances bear interest at the bank’s base rate plus 2%, payable on demand by the bank. The loan is secured by all present and future personal property acquired by Hagensborg Foods Ltd.

Overdraft
Hagensborg Foods Ltd has a bank overdraft facility in the amount of $100,000. Outstanding advances bear interest at the bank’s base rate plus 2%. At March 31, 2005 and June 30, 2004, the Company had a net outstanding balance of $113,967 and $206,653, respectively, on this overdraft facility. The facility is personally guaranteed by a shareholder of the Company and secured by all present and future personal property acquired by Hagensborg Foods Ltd.

NOTE 9 – SEGMENT INFORMATION

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

The following table reflects certain information for the Company’s segments:

	Three Months Ended March 31, 2005

				Corporate
	Hagensborg	Hagensborg	Natural	and
	Foods Ltd.	Seafoods Ltd.	Program Inc.	Eliminations	Total

Gross profit	$23,307	$7,228	$(7228)	$2,376	$25,683
Other income(loss)	$(12,671)	$-	$(3)	$(166,353)	$(179,027)
Net income (loss)	$(207,838)	$6,437	$(16,682)	$(237,534)	$(455,616)
Segment assets	$655,460	$221,077	$37,156	$62,188	$1,317,920

	Year Ended June 30, 2004

Gross profit	$112,616	$75,618	$34,920	$-	$223,154
Other income(loss)	$-	$-	$-	$(163,241)	$(163,241)
Net income (loss)	$(464,845)	$(5,378)	$(94,157)	$(228,878)	$(793,258)
Segment assets	$1,088,622	$109,172	$54,830	$(479,304)	$773,328

NOTE 10 – GAIN FROM AGENCY TRANSACTION

During the nine months ended March 31, 2005, the Company was paid a fee of $30,665 from an agency transaction. This is recorded in the accompanying financial statements as other income.

NOTE 11 – COMMITMENTS AND CONTINGENCIES

Pursuant to the Company’s bank loan agreement (more fully discussed in Note 5), the Company’s ratio of current assets to current liabilities cannot exceed 1.2 to 1.0. At September 30, 2004 and June 30, 2004, the Company was in violation of this condition. As of the date of this report, the bank has not taken an action related to this violation.

Litigation
On May 26, 2004, a lawsuit was filed in Ontario Superior Court against the Company alleging trademark infringement associated with Kraft’s Toblerone chocolate bar. This lawsuit was resolved on February 28, 2005 and the Company has no further liability pursuant to the settlement.

NOTE 12 – SUBSEQUENT EVENTS

On April 26, 2005, the Company’s board of directors approved the April 2005 Non-Qualified Stock Compensation Plan, to issue up to 4,000,000 shares of the Company’s common stock to employees, executives and consultants. On May 13, 2005, the Company issued 3,000,000 shares of common stock to consultants pursuant to five consulting agreements entered into between May 2 and May 6, 2005. The shares were valued at the fair market value on the date of grant at $0.12 per share.

On April 13, 2005, the Company issued 800,000 shares of common stock valued at $0.10 per share to three directors for services rendered to the Company. The stock was valued at the fair market value on the date of issuance.

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

Since November, 2004, Hagensborg has been developing a new line of chocolate products, including new names, shapes and packaging for our chocolate bars and truffles. Hagensborg intends to launch its new line of chocolate products in the summer of 2005.

We have incorporated three subsidiaries, Garuda Ventures Canada Inc., Garuda Gold Corporation, both incorporated under the laws of British Columbia, Canada, and Garuda Minerals Inc., incorporated in Nevada. Garuda Ventures Canada Inc. holds idle working capital to be invested in marketable securities and has no other assets. Garuda Gold Corporation is currently inactive and has no assets, but will be activated as soon as a suitable project has been identified. We intend to develop mining activities through Garuda Minerals Inc.

Results of Operations for the nine months ended March 31, 2005 compared to nine months ended March 31, 2004 – Garuda Capital Corp. on a Consolidated Basis

During the nine months ended March 31, 2005, we realized total revenues of $ 637,177, compared to $1,086,711in revenues for the nine months ended March 31, 2004. Our costs of sales for the nine months ended March 31, 2005 was $530,469, giving us a gross profit of $106,708. Our costs of sales in the nine months ended March 31, 2004 was 899,741, and our gross profit for the period was $186,970. We incurred a net loss for the nine months ended March 31, 2005 of $861,018, compared to a net loss of $575,118 for the same period in 2003. The decrease in revenues and resultant increase in net loss for 2005 was as a result of the phasing out of our previous chocolate products, and the concentration of management’s efforts in designing Hagensborg’s new line of chocolates. Hagensborg began the redesign of all of its chocolate products in November, 2004, after several quarters of dissppointing sales. Prior to launching the new lines of chocolate products in the summer of 2005, Hagensborg intends to conduct market research and develop comprehensive marketing plans for the launch of the new products.

Our general and administrative costs for the nine months ended March 31, 2005 were $567,031 compared to $568,186 for the nine months ended March 31, 2004, which in both periods consisted primarily of personnel costs, professional and legal costs, consulting fees, and general office costs.

Advertising and promotion costs for the nine months ended March 31, 2005 were $59,208, a $59,208 increase from the same period in 2004. Depreciation expenses decreased from $41,078 for the nine months ended March 31, 2004 to $37,390 for the nine months ended March 31, 2005.

Our equipment leases for both Hagensborg and Natural Program were $132,979 and $109,355 for the nine months ended March 31, 2005 and March 31, 2004, respectively.

We anticipate that we will incur increased sales and marketing costs, including hiring sales personnel, broker fees and tradeshow attendance fees, as we implement our business growth strategies for both Hagensborg and Natural Program.

Results of Operations for the Three months ended March 31, 2005 Compared to Three months ended March 31, 2004 – Garuda Capital Corp. on a Consolidated Basis

During the three months ended March 31, 2005, we realized total revenues of $134,275, compared to $267,978 in revenues for the three months ended March 31, 2004 and we incurred a net loss for the three months ended March 31, 2005 of $276,589, compared to a net loss of $(170,129) for the same period in 2003. The decrease in revenues and resultant increase in net loss for 2005 during the three months ended March 31, 2005 was as a result of decreased sales for our Hagensborg operations, which was due to the phasing out of Hagensborg’s previous line of chocolates and the focus of management’s time on the redesign of the Hagensborg’s new line of chocolates.

Gross profit for the three months ended March 31, 2005 was $25,683 compared to $48,940 for the same period in 2004.

Our general and administrative costs for the three months ended March 31, 2005 were $237,630, compared to $162,019 for the three months ended March 31, 2004, which consisted primarily of personnel costs, professional and legal costs, consulting fees, and general office costs. The increase in general and administrative costs between the two periods is largely the result of our increased corporate activities, including raising capital, in the most recent period.

Advertising and promotion costs for the three months ended March 31, 2005 were $7,592, a $7,592 increase from the same period in 2003. Depreciation expenses increased from $13,973 for the three months ended March 31, 2004 to $15,542 for the three months ended March 31, 2005.

Our equipment leases for both Hagensborg and Natural Program were $41,508 and $36,766 for the three months ended March 31, 2005 and March 31, 2004, respectively.

We anticipate that we will incur increased sales and marketing costs, including hiring sales personnel, broker fees and tradeshow attendance fees, as we implement our business growth strategies for both Hagensborg and Natural Program.

Liquidity and Capital Resources for March 31, 2005 Compared to June 30, 2004 on Consolidated Basis

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

As of March 31, 2005, we had current assets of $983,776, an increase of $569,269 from June 30, 2004, primarily as a result of an increase in prepaid expenses and inventory.

Non-current assets as of March 31, 2005 were $18,950, net of depreciation, compared to non-current assets of $13,671 as of June 30, 2004. Our total assets as of March 31, 2005 was $1,317,920. This is an increase form March 31, 2004, when the Company had total assets of $773,328.

Total liabilities increased from $1,742,076 as of June 30, 2004 to $1,181,303 as of March 31, 2005. This is mainly due to the conversion of debt into equity. The current liabilities as of March 31, 2005 were $570,055 including the current portion of notes payable in the sum of $20,407. This compares to current liabilities of $794,973 and notes payable of $172,717as of June 30, 2004.

Company Risk Factors

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

The price and trading volume of our common stock has been highly volatile. The price range since September 2002 has been from $0.06 per share to $0.71 per share. In addition, the daily trading volume has varied from no shares to 1,200,000 shares. Investors need to consider this volatility, which could result in lower prices being available to the investor if the investor desires to sell their shares at a given time.

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

The number of shares issuable upon exercise of outstanding common stock purchase warrants and convertible debenture may adversely affect the market price for our shares.

Common stock purchase warrants to acquire up to 7,855,979 shares of common stock at a price of $0.20 per share on or before March 15, 2007 and warrants to acquire up to 100,000 shares of common stock at a price of $0.20 on or before March 24, 2007 are outstanding as of May 13, 2005. There is an outstanding convertible debenture allowing for the conversion of $100,000 in debt to 1,000,000 units consisting each of one common share and one half warrant, with each warrant allowing the purchase of one common share at a price of $0.20 by June 30, 2006. The exercise of common stock purchase warrants and conversion of debt and the sale of underlying shares could have an adverse effect on the market for the shares.

We do not anticipate paying dividends to shareholders in the foreseeable future.

We have not paid dividends on our common shares and intend, for the foreseeable future, to invest any earnings in the further development of our business. Accordingly, shareholders should not expect to receive any dividends on their shares.

Hagensborg Risk Factors

The business of our subsidiary, Hagensborg, is subject to a number of risks due to the nature of the business and its present state of development. Prospective purchasers should consider carefully, among other factors set forth in the prospectus, the following:

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

Hagensborg may be considered to be a niche marketer of gourmet foods. Gross sales of gourmet foods are affected by the overall economic environment which in turn governs consumer spending. As a result, downturns in the overall economic environment could result in a decrease in demand for such products and a reduction in both gross sales and margins of Hagensborg.

Our sales can be greatly affected by changes in consumer tastes and preferences.

Consumer tastes in gourmet foods are inherently volatile. Hagensborg is dependent upon its ability to gauge the taste of consumers and provide products that satisfy that demand. Consumer tastes may change rapidly and Hagensborg may not be able to market foods which consumers wish to purchase, resulting in a significant reduction in sales and resultant revenues.

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

Natural Program Risk Factors

The business of Natural Program is subject to a number of risks due to the nature of the business and its present state of development. Prospective purchasers should consider carefully, among other factors set forth in the prospectus, the following:

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

The regulatory environment governing herbal remedies vary from country to country and are being changed at an unpredictable rate. The success of Natural Program is dependent to a significant degree on its ability to comply with industry regulations for product labeling, testing, and the like. If NPI is unsuccessful in identifying and complying with changing industry regulations, there may be a material adverse effect on its results. The Food and Drug Administration in the US currently requires that manufacturers, processors and packagers of food, drugs, medical equipment and blood follow Good Manufacturing Practices. As of January 1st, 2004 the Natural Health Products Directorate became the regulating body for natural health products (“NHP”) in Canada. Previous regulations were defined by the Food and Drug Regulations. The new regulations will affect manufacturers, distributors, importers, labelers and packagers of NHP.

Item 3. Controls and Procedures.

(a) Evaluation of disclosure controls and procedures

Our Chief Executive Officer and Chief Financial Officer evaluated our “disclosure controls and procedures” (as defined in Rule 13a-14 (c) of the Securities Exchange Act of 1934 (the "Exchange Act") as of a date within 90 days before the filing date of this report and has concluded that as of the evaluation date, our disclosure controls and procedures are effective to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.

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

Pursuant to the Rules of Civil Procedure in the Ontario courts, the attended a mediation session on February 28, 2005, at which time the matter was settled. The terms of the settlement were confidential, but the Company has no further liability pursuant to the settlement.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Pursuant to a resolution dated September 10, 2004, on November 9, 2004 the Company issued 1,555,000 shares of its common stock to ten key employees and consultants of the Company and its subsidiary Hagensborg and as consideration for services. The shares were issued at a deemed price of $0.02 per share, which was the market price of the shares at that time. The resolution stated that the shares would not be issued until November, 2004.. Of the shares issued, 500,000 shares were issued to control persons of the Company, as follows: C. Robin Relph, the Company’s President, Chief Executive Officer and Chief Financial Officer received 300,000 shares, G. Arnold Armstrong, a director of the Company, received 100,000 shares and Jurgen Wolf, a director of the Company, received 100,000 shares.

On January 10, 2005, the Company entered into an agreement with its general manager granting stock options to purchase up to 250,000 common shares at a price of $0.10 US per share, exercisable for a period of five years after the date of granting to be vested as follows:

(a)	16% vesting 90 days after the date of granting;

(b)	14% vesting every three months thereafter so that the options shall be fully vested twenty-one months after the date of granting.

In March, 2005 the Company entered into subscription agreements pursuant to which the Company received private equity placements for an aggregate of 16,520,044 units, which was paid for by the conversion of $977,044.40 worth of debt and $675,000 in cash. The units were priced at $0.10 each. Each unit consisted of one share of common stock and a one-half non-transferable warrant. Each full warrant allows the purchase one share by the cash payment of the exercise price of $0.20 per share, exercisable for a period of two years from the date of issuance. Of the units issued, 900,000 units were purchased by C. Robin Relph, the Company’s President, Chief Executive Officer and Chief Financial Officer, for cash, 500,000 units were purchased by Jurgen Wolf, a director of the Company, converted from a loan owed to Mr. Wolf, and 1,520,044 were purchased by companies controlled by G. Arnold Armstrong, a director of the Company, in conversion of debt.

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

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

None.

Item 5. Other Information.

On March 16, 2005, the Company’s subsidiary, Hagensborg Foods Ltd. (“Hagensborg”), entered into an agreement with Turner Duckworth, a firm in the business of designing logos, packaging and complete identifies for new and continuing brands. The agreement is attached hereto as Exhibit 10.1. Pursuant to the agreement, Turner Duckworth agreed to create for the Company a new corporate logo, design business cards and letterhead, and create design molds, illustrations, new packaging and new displays for a new line of chocolate products for Hagensborg. The agreement covered a term of one year, ending on November 2005. As part consideration for the services, Turner Duckworth agreed to accept 1,100,000 shares of the common stock of the Company, registered on S-8, at a deemed price of $0.10 per share, which was market price on the date of the agreement. Under the agreement, the Company will own all copyright all elements of the designs created by Turner Duckworth for the Company.

On March 22, 2005, we filed a Form S-8 Registration Statement to register an aggregate total of 3,000,000 shares of our common stock in connection with the Company’s 2005 Non-Qualified Stock Compensation Plan (the “2005 Plan”). The 2005 Plan authorizes the issuance of a maximum of 3,000,000 common shares in the capital of the Company. During the quarter ended March 31, 2005, the Company issued 2,980,000 of shares of our common stock to consultants pursuant to the 2005 Plan. All of the shares were issued at a deemed price of $0.10 per share, which was the market price at the date of each of the consulting agreements.

Item 6. Exhibits and Reports on Form 8-K

10.1	Agreement between Hagensborg Foods Ltd and Turner Duckworth dated March 16, 2005

31.1	Rule 13a-14(a)/15d-14(a) Certification of CEO & CFO

32.1	Section 906 Certification of CEO & CFO

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: May 23, 2005

GARUDA CAPITAL CORP.
(Issuer)

By:	/s/C. Robin Relph
C. Robin Relph, President, Chief Executive Officer, Chief Financial Officer (Principal Financial and Accounting Officer)