Form 10KSB/A
period 2003-06-30
GARUDA CAPITAL CORP
filed 2005-10-11
CIK 1116539

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB/A

Amendment #1

 ☒  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED JUNE 30, 2003

Commission file number 0-30927

GARUDA CAPITAL CORPORATION
(Name of small business issuer in its charter)

NEVADA	980209053
State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

502 – 1978 Vine Street, Vancouver, BC V6K 4S1, Canada	V6K 4S1
(Address of principal executive offices)	(Zip Code)

Issuer's telephone number (604) 675-7643

Securities registered under Section 12(b) of the Exchange Act: none

Securities registered under Section 12(g) of the Exchange Act:
COMMON
(Title of class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days.  ☒  Yes     ☐ No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.  ☒

State issuer's revenues for its most recent fiscal year. $2,065,888.

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

On April 19, 2002, our subsidiary Hagensborg Foods Ltd. acquired certain assets of Hagensborg Food Corp., hereafter referred to as HFC, a company domiciled in the U.S. that is in the business of selling, marketing and distributing food products. The assets were acquired excluding the cash and accounts receivable, for $1,000,000. HFC shares certain common shareholders and directors with us and is therefore considered to be a related party for accounting purposes. Related party transactions are usually measured at the transferor’s carrying amount in the absence of independent verification. Carrying amounts are defined as the cost amount on the accounts of the transferor after adjusting for any amortization or impairment in value. Accordingly we recorded the acquisition at HFC’s carrying value of $232,679, $104,972 in goodwill and $127,707 in inventory. The difference between the carrying amount and the agreed exchange amount of $767,321 has been charged to deficit as a shareholder distribution in 2002.

Garuda’s objective is to develop these two businesses by providing missing key ingredients such as management expertise, strategic planning, fund raising capabilities, and an extensive network of international contacts.

History and general development of business of Hagensborg Foods Ltd.

Hagensborg Foods Ltd. was incorporated in the Province of British Columbia, Canada in May 1996 under the name “Celestial Chocolates”. It changed its name to “Hagensborg Foods Limited” in 1998.

We through our subsidiary, Hagensborg are in the business of manufacturing and marketing of gourmet chocolates and other gourmet foods. We serve wholesale and retails customers both in Canada and the US. All products are directly shipped from our warehouse in South Granville, British Columbia.

Products of Hagensborg Food Ltd.

We manufacture and market both branded and private label chocolates. The four main Hagensborg chocolate brands are “Kiss Me” truffle frogs, “Mountain Ridge”, “Leone” and “Truffles To Go”.

Kiss Me® is a European chocolate truffle in the shape of a frog with a melting truffle center. The product is marketed in a gift box presentation containing 12 individual chocolate frogs . The target market for Kiss Me truffles consists of upscale gift box chocolate consumers, both male and female between 25 and 54 years of age with medium to higher household incomes.

Mountain Ridge® is a Belgian honey almond nougat bar consisting of chocolate peaks with white chocolate tips. The product is marketed in 2 sizes, a king sized 300 gram bar and a snack sized 75 gram bar. National chains such as Seven Eleven in Canada have approved the product for national distribution in their stores.

Leone® is a high end gift box confection. “The Classic Collection”, the first item of this line, contains milk, dark and white champagne truffles made of Belgian chocolate and is sold in various gift boxes as well as a keep sake tin. The product was launched at the Fancy Food Show in New York in June 2003.

Truffles To Go® are manufactured in 8 flavors, Cappuccino, Orange, Mint, Mocha, Peanut Butter, Milk Chocolate, and Chocolate Eclipse. Truffles To Go® are marketed in two different size packages, a single serve pack with 2.5 oz and a sharing pack with 5.4 oz. In addition several “all natural” and “no sugar added” versions are manufactured. The target market of this product is the indulgent chocolate consumer: Typically women between 25 and 44 years of age in the mid to higher household income bracket.

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

Hagensborg seafood pâtés are marketed in 6 flavors, namely smoked salmon, Salmon, shrimp, rainbow trout with dill, crab and lobster. The products are packed in 3-oz tins and are sold either individually or inside a decorative retail box. We own the proprietary recipe and the custom German food processor, being utilized to produce the pâté. This equipment is installed at St. Jeans, a plant in Nanaimo, BC, which produces the pâté on a contract basis for us.

Market

Gourmet foods consumption is affected by many factors, including climate, purchasers’ disposable income, the economic development of the country and its distribution and marketing facilities. The developed nations generally have high levels of gourmet foods consumption in comparison to the developing or emerging nations.

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

A Taylor Nelson AGB survey of 4350 people in the UK found that 16 to 24 year olds account for 22% of the volume sales of chocolate, and that males account for 53% of these sales. Chocolate was the clear leader in the impulse buying market with sales of £2594 million.

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

Stated Business Objectives

Hagensborg’s major objectives are threefold:

Expand product line – Short-term:
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

Expand distribution to increase volumes – Medium-term:
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

Establish production facility – Long-term:
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

Thrombosin is a herbal formula which we believe helps prevent the formation of blood clots as a result of lack of circulation. The formation of blood clots, or deep-vein thrombosis or DVT, has been dubbed “economy class syndrome” because it results from long hours of minimal movement suffered especially but not exclusively by air travel passengers on long-haul flights. Taken several days before and after flying Thrombosin helps the prevention of blood clots which can be fatal if not treated properly.

DVT is the fourth-leading cause of death in the United States. Source: CNN.com; “Snacking, moving can decrease risk of flight-related blood clots”, 11/21/2000.

In a review of over 80 international medical references of DTV and Economy Class Syndrome there are at least 10 studies that demonstrate a direct link between air travel and blood clots. Several are specially worth noting:

An international study of 100 air passengers showed that one in 10 developed a blood clot as a result of flying. Source: PA News: “Medicine - Economy class risks 'greater than expected'”, 11/18/00 .

A study at Ashford Hospital which is a 10-minute drive from London's Heathrow Airport identified 30 deaths in three years from deep-vein thrombosis arising from air travel. The hospital claims that at Heathrow alone, at least one passenger a month dies from a blood clot. Source: Travel-news.org: “Cabin attendant suffers deep vein thrombosis”, 01/15/2001 and Tom Bogdanowicz, “Doctors, airlines warn of blood clot risk”, CNNfn, 01/11/2001.

Farrol Khan, director of the British Aviation Health Institute estimates that as many as 6,000 passengers a year may die as a result of DVT, with as little as three hours of cramped conditions. Source: Patrick Wintour, Jamie Wilson: “Dangers lurking on long-haul flights”, The Guardian, 10/24/2000.

In U.S. research program it was demonstrated that 50% of passengers suffering blood clotting had traveled recently in the air for 4 hours or more. The symptoms usually appeared within 4 days of flying and 35% of people had no predisposition to the condition. Source: Emma Ross: “Are Long Flights Really Dangerous?” The Associated Press, 01/12/2001.

A French study has shown that journeys more than five hours long by car, plane or train increase the risk of DVT fourfold. Source: BC News: “Deep vein thrombosis”, 10/23/2000 CNN.com: “Woman dies from blood clot after long-haul flight”, 10/23/2000.

A study by Norwegian researchers published in the medical journal The Lancet found that the pressurized atmosphere of airplanes may increase the risk of venous thrombosis. The researchers found that levels of compounds associated with blood clotting increased between two and eightfold in the research participants during the eight hours. Source: BBC News: “Report backs blood clot flight link”, 11/10/2000 And Bentz et al: “Association between acute hypobaric hypoxia and activation of coagulation in human beings”, The Lancet, Volume 356, Number 9242, 11/11/2000.

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

Target Market

Our Natural Program remedies are targeted at the general public and intended as part of everybody’s home pharmacy. They are typically used by environmentally conscious, socially responsible, family-oriented and educated shoppers who:

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

Expand product line – short-term:
Our strategic focus is on developing and marketing our existing products in Canada, the US and Europe as well as expanding our product range through in-house product development.

Expand distribution to increase volumes – short- to medium-term:
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

Establish production facility – long-term:
We currently outsource the manufacturing of our Natural Program products to specialized providers. In the long-term, we are looking to establish our own production facilities by way of acquiring selected suppliers.

Employees: Our employees are engaged as follows:

	Administration/ Accounting	Sales/ Marketing	Production/ Operations	Total
Garuda Capital Corp.	2	-	-	2
Hagensborg Foods Ltd.	3	2	6	11
Natural Program Inc.	2	-	2	4

Item 2. Description of Property.

Our properties are as follows:

Lease Details	Location	Sq Footage	Monthly lease	Leasor	Expiry
Hagensborg Foods	1576 Rand Avenue, Vancouver, BC V6P 3G2, Canada	12,000	C $16,000 or US $10,300	Granville South Business Centre Holdings Ltd. C/O Maple Leaf Property Management Third Floor, 100 Park Royal West Vancouver, BC V7T 1A2	March 31, 2004
Natural Program	102 – 2245 West Broadway, Vancouver, BC V6K 2E4, Canada	800	C$ 1,400.00 US $903.00	Oaktree Management 23575-124th Avenue, Maple Ridge, BC. V2X 4K3	March 31, 2004
Garuda Capital	502 – 1978 Vine Street, Vancouver, BC V6K 4S1	The Company’s head office is currently located in the private residence of C. Robin Relph, President of Garuda Capital Corp. No consideration is being paid to Mr. Relph. A commercial office space will be leased in due course as needed.

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

PART II

Item 5. Market for Common Equity and Related Stockholder Matters.

The Company's common stock is listed for sale on the NASD OTC Bulletin Board and began trading in June 2000. Prior to June 2000 there was no established market for the Company’s common stock.

The following table summarizes trading in the Company's common stock, as provided by quotations published by the OTC Bulletin Board for the periods as indicated. The quotations reflect inter-dealer prices without retail mark-up, markdown or commission, and may not represent actual transactions.

	BID
Quarter ended	High	Low
06/30/03	0.22	0.15
03/31/03	0.3	0.21
12/31/02	0.39	0.21
09/30/02	1.2	0.22

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

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance
	(a)	(b)	(c)
Equity compensation plans approved by security holders	0		0
Equity compensation plans not approved by security holders	675,000	$0.30	1,325,000
Total	675,000		1,325,000

Item 6. Management’s Discussion and Analysis of Financial Condition and Plan of Operation

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

On April 19, 2002, our subsidiary Hagensborg Foods Ltd. acquired certain assets of Hagensborg Foods Corp., hereafter “HFC”, excluding the cash and accounts receivable, for $1,000,0000. HFC shares certain common shareholders and directors with the Company and is therefore considered to be a related party for accounting purposes. Related party transactions are usually measured at the transferor’s carrying amount in the absence of independent verification. Carrying amounts are defined as the cost amount on the accounts of the transferor after adjusting for any amortization or impairment in value. Accordingly the Company has recorded the acquisition at HFC’s carrying value of $232,679, $104,972 in goodwill and $127,707 in inventory. The difference between the carrying amount and the agreed exchange amount of $767,321 has been charged to deficit as a shareholder distribution in the current period.

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

Results of Operations Fiscal 2003 vs. Fiscal 2002 – Garuda Capital Corp. on Consolidated Basis

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

Cash flows from financing activities during the year included the following transactions:

-	Our current assets include $ 96,644 in Available for Sale Securities.
-	Several loans were made to us by shareholders:
	-	Armada Investments	$ 35,000
	-	Channing Investments	$150,000
	-	International Cetec	$ 50,000
	-	Buckingham Securities	$ 40,000
	-	CCAR	$ 56,000
$331,000

Future Outlook – Garuda Capital Corp. on Consolidated Basis

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

Our sales and marketing costs consist primarily of personnel costs, advertising, promotions, and tradeshows. Total costs were $ 310,827 and $ 99,671 for the fiscal years ended June 30, 2003 and June 30, 2002 respectively. The increase of $ 211,156 is largely due to an additional marketing costs associated with our seafood product line as well as new product development. We anticipate that sales and marketing costs will begin to grow over the foreseeable future as we implement our business growth strategies.

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

During the fiscal year ended June 30, 2003, our current assets to current liabilities ratio decreased from 1.63 to 0.64. Current assets decreased $187,499 from $566,925 to $379,426. This was primarily due to lower accounts receivable as a result of lower sales and improved inventory management practices including lower levels of packaging and finished goods inventories. Non-current assets decreased from $1,063,350 to $282,422 due to a write-off of goodwill of Hagensborg Foods Ltd.

We have reorganized our banking relationship and secured a $250,000 operating line of credit and a $200,000 long-term loan . As at June 30, 2003 the outstanding principal on the bank loan was $169,400 and the operating line was at $263,479. We have also received loans in the total amount of $425,861 from our parent company, Garuda Capital Corp.

Future Outlook - Hagensborg Foods Ltd.

In order to achieve an increase in sales and to operate above a break-even point we have focused part of our efforts to develop new confectionary products that we can sell through the seasonal periods such as Christmas, Valentines Day, Easter, and Mother’s Day. The company has traditionally lacked seasonal items focused on Valentines and Easter which has resulted in low sales during these periods. We have also focused part of our efforts to develop new confectionary products that we can sell throughout the year as an “everyday” item to help develop a constant stream of sales on a month to month basis. New product developments include Leone, a high end gift box chocolate and Mountain Ridge, a Belgian chocolate bar.

We are currently employing one in house sales manager and we are using regional brokers throughout North America to make presentations on our behalf to various customers in their local regions, and plan to increase our usage of brokers who have developed relationships with key buyers in their regions.

Our plans are to target several different market channels including Club Stores such a Costco, Sam’s, and BJ’s which can provide a substantial volume on a seasonal basis. Other channels that we will pursue include food distributors, grocery stores, specialty stores, gift basket distributors, convenience stores, drug stores, and department stores, book stores, and floral shops.

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

Our general and administrative costs consist primarily of professional and legal costs, consulting fees, rent and general office costs. General and administrative expenses increased from $15,096 in fiscal 2002 to $65,846 in fiscal 2003. As part of general and administrative expenses, consulting fees increased from $ 7,419 in fiscal 2002 to $ 20,229 in fiscal 2003 or 173%. This increase in mainly due to the necessity for new product formulations, marketing development and outsourced management and accounting expenses as a result of the growth of our operations. In the future, as we implement our growth plans, we anticipate to hire commission sales people which will not affect our consulting expenses. We do not anticipate our consulting expenses to increase significantly over the next year.

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

Item 7. Financial Statements.

CONSOLIDATED FINANCIAL STATEMENTS

GARUDA CAPITAL CORP.

VANCOUVER, BRITISH COLUMBIA, CANADA

JUNE 30, 2003 AND 2002

1.	INDEPENDENT AUDITORS' REPORT

2.	CONSOLIDATED BALANCE SHEETS

3.	CONSOLIDATED STATEMENTS OF OPERATIONS

4.	CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

5.	CONSOLIDATED STATEMENTS OF CASH FLOWS

6.	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors of
Garuda Capital Corp.

We have audited the accompanying consolidated balance sheets of Garuda Capital Corp. as of June 30, 2003 and 2002 and the consolidated statements of operations, changes in stockholders' equity and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Garuda Capital Corp. as of June 30, 2003 and 2002, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has suffered recurring losses from operations and has a large deficit that raise substantial doubt about its ability to continue as a going concern. Management’s plans in regards to these matters are also described in Note 1. These consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

As discussed in Notes 2 and 6 to the financial statements, the Company’s 2003 impairment of goodwill previously reported as $661,524 should have been $766,496. This discovery was made subsequent to the issuance of the financial statements. The financial statements have been restated to reflect this correction.

/s/ SPICER JEFFRIES LLP
Greenwood Village, Colorado
September 29, 2003, except for Notes 2 and 6, as to which the date is October 4, 2005

Garuda Capital Corp.
CONSOLIDATED BALANCE SHEETS
June 30, 2003 and 2002	(US Dollars)

	2003	2002

ASSETS

Current

Accounts receivable	$100,439	$210,834
Available-for-sale securities	94,644	204,186
Inventory, net [Note 3]	293,222	365,989
Prepaid expenses	25,817	20,523
Subscriptions receivable	-	100,000

Current assets	514,122	901,532
Property and equipment, net [Note 4]	282,422	296,854
Goodwill [Note 5]	-	766,496

	$796,544	$1,964,882

LIABILITIES
Current
Bank indebtedness [Note 7]	$263,479	$10,624
Accounts payable and accrued expenses	352,325	363,563
Unearned revenue	-	35,297
Current portion of capital lease obligation [Note 8]	2,938	3,951
Bank loan [Note 7]	169,400	-
Amounts due to shareholders [Note 9]	335,455	432,504

Current liabilities	1,123,597	845,939
Capital lease obligation [Note 8]	4,463	6,166

	1,128,060	852,105
SHAREHOLDERS’ EQUITY (DEFICIENCY)
Preferred stock, $0.001 par value; authorized 10,000,000;
Issued: None	-	-
Common stock, $0.001 par value; authorized 50,000,000;
Issued: 6,299,575 (2002: 6,049,578)	6,300	6,050
Capital in excess of par value	2,437,389	2,359,801
Deficit	(2,775,205)	(1,253,074)

	(331,516)	1,112,777

	$796,544	$1,964,882

The accompanying notes are an integral part of these statements.

Garuda Capital Corp.
CONSOLIDATED STATEMENTS OF OPERATIONS
Years ended June 30, 2003 and 2002	(US Dollars)

	2003	2002

REVENUE

Sales	$2,065,888	$340,937

Cost of goods sold	1,569,092	343,711
	496,796	(2,774)

EXPENSES

General and administrative	912,947	237,995
Impairment of goodwill [Note 5]	766,496	-
Advertising and promotion	310,827	6,457
Depreciation	57,309	15,908
	2,047,579	260,360

Loss before other income	(1,550,783)	(263,134)

OTHER INCOME

Gain on sale of marketable securities	65,884	8,724
Gain (Loss) on sale of equipment	9,813	(4,046)

NET LOSS	$(1,475,086)	$(258,456)

NET LOSS PER COMMON SHARE – BASIC AND FULLY DILUTED	$(0.23)	$(0.53)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES	6,299,575	489,595

The accompanying notes are an integral part of these statements.

Garuda Capital Corp.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
Years ended June 30, 2003 and 2002	(US Dollars)

	2003	2002

NET LOSS	$(1,475,086)	$(258,456)

OTHER COMPREHENSIVE INCOME (LOSS):
Unrealized holding losses	(51,770)	-
Exchange gains	4,725	3,684
COMPREHENSIVE LOSS	$(1,522,131)	$(254,772)

The accompanying notes are an integral part of these statements.

Garuda Capital Corp.
CONSOLIDATED STATEMENTS OF
CHANGES IN STOCKHOLDERS’ EQUITY
Years ended June 30, 2003 and 2002	(US Dollars)

	Common Stock		Capital in	Accumulated
			Excess of	Deficit and
	Shares	Amount	Par Value	Other	Total

Balances, June 30, 2001	247,575	$248	$160,503	$(230,981)	$(70,230)

Common stock issued for cash	5,302,000	5,302	2,199,298	-	2,204,600
Common stock issued for
acquisition of Natural
Program Inc.	500,000	500	-	-	500
Translation adjustment	-	-	-	3,684	3,684
Net loss	-	-	-	(258,456)	(258,456)
Distributions (Note 6)	-	-	-	(767,321)	(767,321)

Balances, June 30, 2002	6,049,575	6,050	2,359,801	(1,253,074)	1,112,777

Common stock issued for debt	40,000	40	14,798	-	14,838
Common stock issued for services	25,000	25	7,475	-	7,500
Common shares issued as salaries	185,000	185	55,315	-	55,500
Translation adjustment	-	-	-	4,725	4,725
Unrealized loss on
available-for-sale securities	-	-	-	(51,770)	(51,770)
Net loss	-	-	-	(1,475,086)	(1,475,086)

Balances, June 30, 2003	6,299,575	$6,300	$2,437,389	$(2,775,205)	$(331,516)

The accompanying notes are an integral part of these statements.

Garuda Capital Corp.
CONSOLIDATED STATEMENTS OF CASH FLOWS
Years ended June 30, 2003 and 2002	(US Dollars)

	2003	2002

OPERATIONS
Net loss	$(1,475,086)	$(258,456)
Items not involving cash:
Depreciation	57,309	15,908
Foreign currency translations	4,725	3,684
Loss on sale of equipment	(9,813)	4,046
Gain on sale of marketable securities	(65,884)	(8,724)
Impairment of goodwill	766,496	-
Shares issued for salaries	55,500	-
Shares issued for services	7,500	-
Changes in operating assets and liabilities:
Decrease in accounts receivable	110,395	(775)
Increase (Decrease) in prepaid expenses	(5,294)	(6,477)
(Decrease) Increase in accounts payable and accrued expenses	3,600	125,305
Decrease (Increase) in marketable securities	123,656	(195,462)
Decrease (Increase) in inventory	72,767	(116,812)
(Decrease) Increase in unearned revenue	(35,297)	35,297

Net cash used in operating activities	(389,426)	(402,466)

FINANCING
Share subscription	100,000
Proceeds from bank loan	169,400	-
Proceeds from issuance of common shares	-	2,104,600
Distributions	-	(767,321)
Repayment of long term debt	-	(757)
Decrease in amounts due to shareholders	(97,049)	(65,429)
Increase in bank indebtedness	252,855	10,624
Decrease in capital lease	(2,716)	-

Net cash provided by financing activities	422,490	1,281,717

INVESTING
Acquisition of property and equipment	(33,064)	(121,320)
Bank indebtedness acquired from acquisition of Hagensborg Foods Ltd.	-	(52,038)
Bank indebtedness acquired from acquisition of Natural Program Inc.	-	(6,413)
Acquisition of Hagensborg Foods Ltd.	-	(700,000)

Net cash used in investing activities	(33,064)	(879,771)

Net decrease in cash	-	(520)

Cash, beginning of year	-	520

CASH, end of year	$-	$-

The accompanying notes are an integral part of these statements.

Garuda Capital Corp.
CONSOLIDATED STATEMENTS OF CASH FLOWS(continued)
Years ended June 30, 2003 and 2002	(US Dollars)

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING
AND FINANCING ACTIVITIES:

	2003	2002

Supplemental disclosure of non-cash financing activities:
Purchase of stock via subscription receivable	$-	$100,000

Stock issued in settlement of liability	$14,838	$-
Supplemental disclosure of non-cash investing activities:
Common stock issued for purchase of subsidiary	$-	$500

Cash paid for interest	$46,476	$40,143

The accompanying notes are an integral part of these statements.

Garuda Capital Corp.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years ended June 30, 2003 and 2002	(US Dollars)

1.	NATURE OF OPERATIONS AND BASIS OF PRESENTATION

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

Going Concern -For the year ended June 30, 2003, the Company incurred a net loss of $1,475,086. The Company's ability to continue its operations and to realize assets at their carrying values is dependent upon the continued support of its shareholders, obtaining additional financing and generating revenues sufficient to cover its operating costs. Management’s plans in regard to these matters are to raise additional equity funds as to meet any operating needs. The financial statements do not give effect to any adjustments which would be necessary should the Company be unable to continue as a going concern and therefore be required to realize its assets and discharge its liabilities at amounts different from those reflected in these consolidated financial statements.

2.	SIGNIFICANT ACCOUNTING POLICIES

Principles of consolidation and basis of accounting – The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, as follows:

Garuda Ventures Canada Inc. and Garuda Gold Corp. are companies with no active business operations. Hagensborg Foods Ltd. (“HFL”) processes and sells specialty food products to wholesale and retail customers in North America. Hagensborg Seafoods Ltd. (“HSL”) processes and sells high-quality seafood products throughout North America. Natural Program Inc. (“NPI”) sells natural herbal products to wholesale and retail customers in North America.

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

Reclassifications and Restatement of Financial Statements – In connection with the audit of 2004 financial statements, the Company identified errors in amounts previously reported in its financial statements for the year ended December 31, 2003. The Company made an error in recording the acquisition of assets from a related party (see Note 6). Equipment in the amount of $104,972 was purchased and recorded as property and equipment when it should have been recorded as goodwill as the equipment was sold to offset debt owed by the related party. The goodwill was then determined impaired and written-off. The Company therefore decided it was appropriate to restate its financial information for the year ended December 31, 2003.

The following table sets forth the impact of its restatement on certain amounts previously reported in the Consolidated Balance Sheet at December 31, 2003 and Consolidated Statements of Operations for the year ended December 31, 2003:

	2003 As	2003 As
	Reported	Restated

Balance Sheet
Property and equipment, net	387,394	282,422
Total assets	901,516	796,544
Deficit	(2,670,233)	(2,775,205)
Total shareholders’ deficit	(226,544)	(331,516)

Statement of Operations
Impairment of goodwill	661,524	766,496
Loss before other income	(1,445,811)	(1,550,783)

Garuda Capital Corp.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS continued

Years ended June 30, 2003 and 2002	(US Dollars)

2.	SIGNIFICANT ACCOUNTING POLICIES (continued)

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

Stock split – During the year ended June 30, 2002, the Company’s Board of Directors initiated a 20:1 reverse stock split. All references to shares have been restated to reflect the stock split.

Reclassifications – Certain prior year amounts have been reclassified to conform to the current year presentation.

3.	INVENTORY

	2003	2002

Packaging supplies	$170,495	202,072
Finished goods	74,906	111,035
Raw materials	43,580	48,641
Other supplies	4,241	4,241

	$293,222	365,989

4.	PROPERTY AND EQUIPMENT

		Accumulated	Net Book Value
	Cost	Depreciation	2003	2002

Manufacturing equipment	$400,848	$191,681	$209,167	$239,990
Manufacturing tools	41,741	22,217	19,524	17,950
Furniture and fixtures	44,449	23,766	20,683	14,508
Computer hardware and software	76,202	59,376	16,826	7,851
Trademarks	31,424	15,202	16,222	5,612
Leasehold improvements	91,033	91,033	-	1,920
Automobile	-	-	-	9,023

	$685,697	$403,275	$282,422	$296,854

Garuda Capital Corp.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS continued

Years ended June 30, 2003 and 2002	(US Dollars)

5.	BUSINESS COMBINATIONS

Hagensborg Foods Ltd - Effective April 1, 2002, the Company acquired 100% of Hagensborg Foods Ltd. for $700,000. This business combination was accounted for under the purchase method of accounting.

The purchase price was allocated to the fair market value of the assets purchased and liabilities assumed. The purchase price was allocated as follows:

Purchase price, net of cash acquired	$700,000

Allocated as follows:
Property and equipment	178,291
Working capital acquired	251,676
Capital leases and other debt	(496,463)
Goodwill	766,496
$700,000

The goodwill associated with the acquisition of Hagensborg Foods, Ltd. was reviewed in the fourth quarter of fiscal 2003 for impairment. The Company reviews its intangible assets at least annually or more frequently upon the occurrence of an event or when circumstances indicate that a reporting unit’s carrying amount is greater than its fair value. The Company after monitoring the operations of Hagensborg Foods, Ltd. since acquiring it on April 1, 2002, have determined that its carrying amount exceeded its fair value, which was estimated based on the present value of expected future cash inflows. Accordingly, a goodwill impairment loss of $766,496 was recognized in that reporting unit.

Natural Program Inc. - Effective April 1, 2002, the Company acquired 100% of Natural Program Inc., accounted for under the purchase method of accounting, by issuing 500,000 common shares at a deemed value of $0.50 per share.

The purchase price has been allocated to the fair market value of the assets purchased and liabilities assumed on the following basis:

Purchase price, net of cash acquired	$500

Allocated as follows:
Property and equipment	17,197
Working capital deficiency	(4,354)
Capital leases and other debt	(12,343)
$500

Garuda Capital Corp.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS continued

Years ended June 30, 2003 and 2002	(US Dollars)

6.	ACQUISITION OF ASSETS

On April 19, 2002, the Company acquired all the assets of Hagensborg Foods Corp. (“HFC”), excluding the cash and accounts receivable, for $1,000,0000. HFC shares certain common shareholders and directors with the Company and is therefore considered to be a related party for accounting purposes. Related party transactions are usually measured at the transferor’s carrying amount in the absence of independent verification. Carrying amounts are defined as the cost amount on the accounts of the transferor after adjusting for any amortization or impairment in value. In its financial statements included in its 10-KSB for the year ended June 30, 2002, the Company recorded the acquisition of assets at HFC’s carrying value of $232,679, $104,972 in equipment and $127,707 in inventory. $104,972 was allocated to equipment based on information provided at the time of the purchase. The physical housing of the asset was given as St. Jeans Cannery, Nanaimo, British Columbia, Canada. The allocation of $104,972 to equipment, however, was in error. Upon a physical verification of the equipment, it was determined that the equipment was sold in May 2001 to St. Jeans Cannery to offset debt owed by HRC. Had this information been disclosed at the time of purchase, the $104,972 would have been allocated to goodwill. In 2003, the Company decided that with the losses incurred by Hagensborg Foods Ltd., goodwill was impaired and was written off. We have therefore restated these financials to reflect the change. The difference between the carrying amount and the agreed exchange amount of $767,321 has been charged to deficit as a shareholder distribution during the year ending June 30, 2002.

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

Assuming demand is not made the annual loan principal payments are due on June 30 of each year as follows:

2004	$40,800
2005	40,800
2006	40,800
2007	47,000

$169,400

Overdraft – The Company has a bank overdraft facility in the amount of $250,000. Outstanding advances bear interest at the banks base rate (4.5% at June 30, 2003) plus 2%. At June 30, 2003, the Company had an outstanding balance of $263,479 on this overdraft facility. The facility is personally guaranteed by a shareholder of the Company and all present and future personal property acquired by HFL.

8.	CAPITAL LEASE OBLIGATIONS

Future minimum payments and the obligations due under capital leases are as follows:

	2003	2002

2003	$-	$5,164
2004	5,164	5,164
2005	2,128	2,128

	7,292	12,456
Less amount representing interest	-	(2,339)

	7,292	10,117
Less current portion	(2,938)	(3,951)
	$4,463	$6,166

Interest of $502 was imputed on the capital leases, at a rate of 1.88% .

Garuda Capital Corp.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS continued

Years ended June 30, 2003 and 2002	(US Dollars)

9.	AMOUNTS DUE TO SHAREHOLDERS

The Company is indebted to certain shareholders as follows:

	2003	2002

Shareholder note bearing interest at 30%, due August 1, 2003
unsecured	$56,000	$-

Shareholder notes bearing interest at 10%, due September 1, 2003		-
secured by all personal property of HFL and GGC	100,000

Shareholder notes bearing interest at 10%, due November 1, 2003
secured by all personal property o HFL and GGC	175,000	-

	331,000	-

Advances from shareholders, unsecured, non-interest bearing with no
specified due dates	4,455	432,504

	$335,455	$432,504

10.	STOCKHOLDERS’ EQUITY

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

Information with respect to all options is as follows:

				Weighted	Weighted
		Other	Exercise	Average	Average
	Compensation	Options	Price	Exercise	Remaining
	Plan	And	Range	Price	Life
Warrants

Balances at June 30, 2002	-	-	$-	$-
Granted	675,000	-	0.30	0.30	5 years
Forfeited	-	-	-	-

Balances at June 30, 2003	675,000	-	$0.30	$0.30	4.71 years

Number of options exercisable
At June 30, 2003	-	-	$-	$-

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

Garuda Capital Corp.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS continued

Years ended June 30, 2003 and 2002	(US Dollars)

11.	STOCK OPTIONS (continued)

	2003	2002

Net loss, as reported	$(1,475,086)	$(258,456)

Add: Stock-based employee compensation expense
included in reported net income, net of related tax effects	-	-

Deduct: Total stock-based employee compensation
expense determined under fair value based method for all
awards, net of related tax effects	-	-

Pro forma net loss	$(1,475,086)	$(258,456)

Earnings per share:
Basic and diluted earnings (loss) per common share	$(0.23)	$(0.53)
As reported	(0.23)	(0.53)
Pro forma

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

The Company has a Canadian net operating loss carryforward of approximately $1,830,000 and a United States net operating loss carryforward of $550,000 that may be available to be applied against any future taxable income. These net operating loss carryforwards may result in future income tax benefits of approximately $692,000, however, because realization is uncertain at this time, a valuation reserve in the same amount has been established. Significant components of the Company’s deferred tax liabilities and assets as of June 30, 2003 and 2002 are as follows:

	2003	2002

Deferred tax liabilities	$-	$-

Deferred tax assets:
Net operating loss carryforwards	$919,000	$692,000
Valuation allowance	(919,000)	(692,000)
	$-	$-

The valuation allowance for deferred tax assets was increased by $227,000 and $231,000 during the years ended June 30, 2003 and 2002, respectively.

The Company’s net operating loss carryforwards, if not used, will expire as follows:

Canadian

2006	$398,000
2007	552,000
2008	146,000
2009	201,000
2010	533,000

$1,830,000

The Company’s United States net operating loss carryforward will expire through 2022.

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

June 30, 2003
				Corporate
				and
	HFL	HSL	NPI	Eliminations	Totals
Gross Profit	$244,982	$239,439	$15,759	$(3,384)	$496,796
Other income (loss)	11,961	-	(3,874)	67,610	75,697
Net income (loss)	(483,179)	(99,726)	(69 216)	(822,965)	(1,475,086)
Segment assets	1,284,057	80,074	51,984	(619,571)	796,544
Segment liabilities	3,092,704	760,314	121,507	(2,846,465)	1,128,060

June 30, 2002
				Corporate
				and
	HFL	HSL	NPI	Eliminations	Totals
Gross Profit	$341,608	$(3,542)	$6,356	$(347,196)	$(2,774)
Other income (loss)	19,612	-	-	(24,290)	(4,678)
Net income (loss)	(213,376)	(3,169)	8,740	(50,651)	(258,456)
Segment assets	722,974	221,483	43,616	976,809	1,964,882
Segment liabilities	28,695	858,830	61,144	(96,564)	852,105

16.	MAJOR CUSTOMERS

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

The Company is in the process of preparing and delivering a rights offering to all of the Corporation’s holders of its common stock to acquire one share of common stock for every share held as of the record date at a price of $0.15 per share.

Garuda Capital Corp.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS continued

Years ended June 30, 2003 and 2002	(US Dollars)

18.	FORTH QUARTER ADJUSTMENTS

As of June 30, 2003, the Company recorded an impairment of goodwill in the amount of $766,496. In addition, on October 10, 2002 the Company issued stock as compensation to certain officers, directors and employees valued at $63,000. These were not recorded by the Company until the forth quarter of 2003.

19.	OFF-BALANCE SHEET RISKS

The Company has purchased securities as investments and may incur losses if the market value of these securities decline subsequent to June 30, 2003.

Pursuant to HFC’s loan facility (see note 7), the Company ratio of current assets to current liabilities cannot exceed 1.2 to 1.0. At June 30, 2003 the Company was in violation of this condition. As of the date of this report, the bank has not taken any action relating to this violation.

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

Item 10. Executive Compensation.

Summary Compensation Table

The following table shows for the fiscal year ending June 30, 2003, the compensation awarded or paid by us to our Chief Executive Officer and any of the executive officers whose total salary and bonus exceeded $100,000 during such year (The “Named Executive Officers”):

SUMMARY COMPENSATION TABLE
				Long Term Compensation
	Annual Compensation			Awards	Payouts
Name and Principle Position	Year	Salary ($)	Other Annual Compensation ($)	Securities Underlying Options (#)	All Other Compensation ($)
C. Robin Relph, President	May 2002 to June 30, 2003	$72,000	0	40,000 common shares granted Oct. 10, 2002 200,000 options granted Oct. 10, 2002	0

Employment Agreements and Executive Compensation

We have no written employment agreements with executive officers at this time. The following consulting fees are being paid:
Robin Relph,                           President                        US $ 72,000 per year.
Birgit Schrott,                         Secretary                        US $ 42, 000 per year.

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

-	We incurred consulting fees of $72,000 to Robin Relph.
-	We paid consulting fees of $42,000 to Birgit Troy.
-	We paid consulting fees of $21,400 to BCG Inc., an entity 50% owned by Joyce Groote, President of Natural Program Inc.
-	We issued 25,000 common shares to Robin Relph as a recruitment bonus for hiring Joyce Groote.
-	We issued 25,000 common shares to BCG Inc., an entity 50% owned by Joyce Groote, President of Natural Program Inc., as a signing bonus to Ms. Groote.
-	We issued 30,000 common shares to BCG Inc., an entity 50% owned by Joyce Groote, President of Natural Program Inc., as part of Ms. Groote’s monthly compensation for the 2003 calendar year.
-	We issued 5,000 common shares to Farhad Bahrami, former President of Hagensborg Foods Ltd., for debt.
-	We issued 69,000 common shares to BCG Inc., an entity 50% owned by Rick Walter, as part of Mr. Walter’s compensation as a management consultant to Hagensborg Foods Ltd.
-	We issued 40,000 common shares to John Curry, a former director and CFO of Garuda Capital Corp. for $14,838 in outstanding debt.

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

Directly owned by Mr. Relph

Owned by Buckingham Securities Limited, Mr. Relph is Managing Director and 60% shareholder.

Owned by Hagensborg Food Corp., Mr. Relph is a Director and minority shareholder in Hagensborg Food Corp.

Owned by Garuda Ventures Ltd., Mr. Relph is a Director of the company. He disclaims any beneficial ownership in these shares;

Owned by Rigpa Foundation, a charitable foundation. Mr. Relph is Chairman of the Board of Trustees of Rigpa and disclaims any beneficial ownership in these shares;

Owned by Zambala Ventures Ltd. Mr. Relph is a Director of the company. He disclaims any beneficial ownership in these shares;

		1,939,032		30.2%

Birgit Troy 908 Glenayre Drive, Port Moody V3H 1J4 Canada	Secretary	70,000		1.1%

Arnold Armstrong 480-650 W. Georgia St. Vancouver, B.C. Canada, V6B 4N9	Director, Chairman	20,000 600,000 100,000 720,000	Owned by Mr. Armstrong Owned by International Cetec Investments Inc., Mr. Armstrong is Chairman of this company. Owned by Sentarn Enterprises. Mr. Armstrong owns 67% of Celvin Grove Estates Ltd. which owns 100% of Sentarn Enterprises Ltd.	11.3%

Juergen Wolf	Director	60,000	Owned by Mr. Wolf	0.9%

Joyce Groote 3806 W 33rd Ave, Vancouver, BC V6N 2H6 Canada	President/ CEO, Director Natural Program Inc.	55,000	Owned by BDG Inc. Ms. Groote is a 50% in BDG Inc.	0.9%

Rick Walter 3806 W 33rd Ave, Vancouver, BC V6N 2H6 Canada	Interim President Hagensbo rg Foods Ltd.	69,000	Owned by BDG Inc. Mr. Walter is a 50% in BDG Inc.	1.1%

Officers and Directors as a group (6 individuals)		2,912,032		45.7%

Based upon a review of our shareholders list as of June 30, 2003 there are two other registered holders of five percent or more of our Common Stock.

Name and Address of Beneficial Owner	Common Stock Ownership (1)	Percentage of Shares Outstanding
Aran Asset Management SA Alpenstrasse 11/P.O. box 4010 CH – 6304 Zug, Switzerland Note: Aran is a holding company and holds Garuda shares for various shareholders.	390,323	5.8%
Channing Investments Corp. 800 – 1450 Creekside Dr. Vancouver, BC V6J 5B3 Attn: Chrissy Doherty	600,000	9.9%

Item 12. Certain Relationships and Related Transactions.

The Company entered into the following transactions with Management and related parties during the fiscal year ended June 30, 2003 and as of September 30, 2003:

-	We incurred consulting fees of $72,000 to Robin Relph.
-	We paid consulting fees of $42,000 to Birgit Troy.
-	We paid consulting fees of $21,400 to BCG Inc., an entity 50% owned by Joyce Groote, President of Natural Program Inc.
-	We issued 25,000 common shares to Robin Relph as a recruitment bonus for hiring Joyce Groote.
-	We issued 25,000 common shares to BCG Inc., an entity 50% owned by Joyce Groote, President of Natural Program Inc., as a signing bonus to Ms. Groote.
-	We issued 30,000 common shares to BCG Inc., an entity 50% owned by Joyce Groote, President of Natural Program Inc., as part of Ms. Groote’s monthly compensation for the 2003 calendar year.
-	We issued 5,000 common shares to Farhad Bahrami, former President of Hagensborg Foods Ltd., for debt.
-	We issued 69,000 common shares to BCG Inc., an entity 50% owned by Rick Walter, as part of Mr. Walter’s compensation as a management consultant to Hagensborg Foods Ltd.
-	We issued 40,000 common shares to John Curry, a former director and CFO of Garuda Capital Corp. for $14,838 in outstanding debt.

Item 13. Exhibits and Reports on Form 8-K.

(a) Exhibits

2.1(1)	--	Hagensborg Foods Ltd. Acquisition Agreement

2.2(1)	--	Natural Program Inc. Acquisition Agreement

2.3 (3)	--	Hagensborg Food Corporation Acquisition Agreement

3.1 (2)	--	Articles of Incorporation

3.2(1)	--	Bylaws

3.3(1)	--	Articles of Amendment

11(1)	--	Statement RE: Computation of Per Share Earnings

21(1)	--	Subsidiaries of the Registrant

31.1	--	Section 302 Certification

31.2	--	Section 302 Certification

32.1	--	Section 906 Certification

32.2	--	Section 906 Certification

1.	Incorporated by reference from Annual Report on Form 10KSB filed on or about October 15, 2002

2.	Incorporated by reference from Form 10-SB registration statement SEC File # filed on or about June 29, 2000

3.	Incorporated by reference from Amendment No. 1 to the Annual Report on Form 10KSB filed on or about January 21, 2003

Item 14. Principal Accountant Fees And Services

Spicer Jeffries & Co, Certified Public Accountants, are the Company’s independent auditors to examine the financial statements of the Company for the fiscal year ending June 30, 2003. Spicer Jeffries & Co has performed the following services and has been paid the following fees for these fiscal years.

Audit Fees
Spicer Jeffries & Co. billed $33,000 for the fiscal year ended June 30, 2002 audit. In addition, Spicer Jeffries & Co. billed $25,000 for work related to the Company’s filing of its quarterly 10QSB’s and work performed in conjunction with its previous 8K filing.

Audit –Related Fees
Spicer Jeffries & Co was not paid any additional fees for the fiscal year ended June 30, 2002 and June 30, 2003 for assurance and related services reasonably related to the performance of the audit or review of the Company’s financial statements.

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
(Registrant)

By: / s / C. Robin Relph
C. Robin Relph, President

Date: October 5, 2005

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By: / s / C. Robin Relph
C. Robin Relph, President and Director

Date: October 5, 2005

By : / s / Juergen Wolf
Juergen Wolf, Director

Date: October 5, 2005