Form 10KSB/A
period 2004-06-30
GARUDA CAPITAL CORP
filed 2005-11-14
CIK 1116539

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-KSB/A
Amendment #1

☒ ANNUAL REPORT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the fiscal year ended June 30, 2004

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from ___________ to ___________.

Commission file number 0-30927

GARUDA CAPITAL CORP.
(Exact name of registrant as specified in its charter)

NEVADA	980209053
(State or Other Jurisdiction of	(I.R.S. Employer Identification No.)
Incorporation of Organization)

502-1978 Vine Street, Vancouver, BC	V6K 4S1
(Address of principal executive offices)	(ZIP Code)

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
Yes ☒ No☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).
Yes ☐ No ☒

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

Employees

Our employees are engaged as follows:

	Administration/	Sales/	Production/	Total
	Accounting	Marketing	Operations
Garuda Capital Corp.	1	-	-	1
Hagensborg Foods Ltd.	3	3	6	11
Natural Program Inc.	2	-	2	4

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

We have not had business operations up until our acquisition of HFL and NPI in April 2002 and therefore have a limited history of operations. We may never produce revenue, operate profitably or provide a return on investment in the future, which may affect our ability to continue with our operations. In the fiscal year ended June 30, 2004, we realized total revenues of $1,236,079 and the net loss for the year ended June 30, 2004 was $844,595.

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

Our success depends, to a significant extent, upon the efforts and abilities of a small number of key management personnel and the loss of the services of one or more of these individuals could adversely affect our businesses. The particular areas of expertise we are dependent upon include overall business planning and finance, the manufacture and marketing of gourmet chocolates and foods and Chinese herbal medicine. Our success is also dependent upon our ability to attract and retain qualified employees and personnel. Competition for such personnel is intense and we may not be able to attract and retain the personnel necessary for the development and operations of our businesses. Our competition for qualified personnel may be hindered by our lack of capital or fringe benefits which larger, more established competitors can provide. We have no “key man” life insurance with respect to any of its key management personnel. We are dependent upon the following key personnel: Robin Relph, the President of Garuda; Dennis Moroney, Chief Operating Officer of HGL; Shelley Miller, Jim Zhao and Arita Rokin, of Hagensborg.

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

Item 2.   Description of Properties

Our properties are as follows:

Lease Details	Location	Sq Footage	Monthly lease	Leasor	Expiry
HFL	1576 Rand Avenue			Granville South Business
	Vancouver, BC			Centre Holdings Ltd.
	V6P 3G2, Canada		C $10,100	c/o Maple Leaf Property
		12,000	or	Management	Mar 31, 2007
			US $7,350	Third Floor, 100 Park Royal
West Vancouver, BC
V7T 1A2
NPI	2245 West Broadway,			Oaktree Management 23575-
	Suite 102	800	C$ 1,400	124th Avenue, Maple Ridge, BC.	Mar 31, 2006
	Vancouver, BC		US $1,019	V2X 4K3
V6K 2E4, Canada
Garuda	1978 Vine Street,	Our head office is currently located in the private residence of C. Robin Relph, President of Garuda. No consideration is being paid to Mr. Relph. A commercial office space will be leased in due course as needed.
Suite 502
Vancouver, BC
V6K 4S1, Canada

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

The following table shows the high and low prices of our common shares on the NASD OTC Bulletin Board. The following quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions:

	High	Low
Period	(Cdn $)	(Cdn$)
First Quarter September 30, 2002	0.71	0.22
Second Quarter – December 31, 2003	0.51	0.21
Third Quarter – March 31, 2003	0.40	0.21
Fourth Quarter – June 30, 2003	0.22	0.15
First Quarter – September 30, 2003	0.22	0.07
Second Quarter – December 31, 2003	0.20	0.06
Third Quarter – March 31, 2004	0.16	0.15
Fourth Quarter – June 30, 2004	0.15	0.08

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

Results of Operations for the year ended June 30, 2004 compared to June 30, 2003

During the fiscal year ended June 30, 2004, we realized total revenues of $1,236,079 with a net loss for the year of $844,595. During the fiscal year ended June 30, 2003, we realized total revenues of $2,065,888 with a net loss of $1,475,086. The 40% decrease in revenues was the result of decreased sales for HFL and the 43% decrease in net loss for fiscal 2004 was a result of cost saving measures that were taken for HFL’s operations.

Gross profit for the year ended June 30, 2004 was $182,355, compared to $496,796 for the same period in 2003.

Our general and administrative costs for the year ended June 30, 2004 were $573,281 compared to $912,947 for the year ended June 30, 2003. The general and administrative expenses consisted primarily of personnel costs, professional and legal costs, consulting fees, and general office costs. The decrease in general and administrative costs in fiscal 2004 is largely the result of cost saving measures to reduce our overhead for both operations.

Our premise and equipment leases for both HFL and NPI were $146,812 and $133,671 for the year ended June 30, 2004 and June 30, 2003, respectively. Effective March 31st, 2004, we renewed the lease for the premises for both HFL and NPI; the lease costs have not increased significantly.

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

During the year ended June 30, 2004, our current assets to current liabilities ratio decreased to 0.30 from 0.37 for the same period in 2003. Current assets increased $163,684 from $419,478 in 2003 to $583,162 in 2004, primarily as a result of increase in marketable securities in 2004. Current liabilities increased $823,501 from $1,123,597 in 2003 to $1,947,098 in 2004, primarily as a result of the increase in notes payable.

Non-current assets for the year ended June 30, 2004 were $240,178, net of depreciation.

Total liabilities increased from $1,128,060 for the year ended June 30, 2003 to $1,962,068 for the year ended June 30, 2004. For the year ended June 30, 2004, this includes $1,947,098 in current liabilities, including short-term loans of $1,324,842.

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

There have been no changes in our internal control over financial reporting that occurred during our fourth fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
President and Director of International Enexco Limited (Vancouver, Canada) from March, 1975 to present.
President and Director of Ivory Oils & Minerals Inc. (Vancouver, Canada) from March, 1991 to present.
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

					Long Term Compensation
	Summary Compensation
	Annual Compensation				Award		Payouts
				Other		Securities
Name and				Annual	Restricted	Underlying	LTIP	All Other
Principal	Year	Salary	Bonus	Compen-	Stock	Options/SARs	Payouts	Compen-
Position				sation	Award(s)	(#)		sation
		$	$	$	$	$	$	$

C. Robin Relph	2004	(1) 72,000	-0-	18,000	-0-	-0-	-0-	-0-
President and	2003	(1) 72,000	-0-	-0-	-0-	-0-	-0-	-0-
CEO	2002	(1) 6,000	-0-	-0-	-0-	200,000	-0-	-0-

(1)	Represents consulting fees paid to Mr. Relph as President.

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

OPTION/SAR GRANTS IN LAST FISCAL YEAR

Potential Realizable Value at Assumed
	Individual Grants				Annual Rate of Stock Price Appreciation
	Number of	% of Total		Market	for Option Term
	Securities	Options/SARs		Price on
	Underlying	Granted to	Exercise	Date of
	Options/SARs	Employees in	Price	Grant	Expiration	0%	5%	10%
	Granted	Fiscal Year	($/Share)	($/Share)	Date	($)	($)	($)
Relph, Robin C.	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-
Armstrong, Arnold	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-
Wolf, Jurgen	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-

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

Aggregated Option / SAR Exercises in Last Fiscal Year and FY-End Option / SAR Values

Number of Securities
			Underlying Unexercised	Value of Unexercised In-
			Options / SARs at Fiscal	the-Money Options / SARs
			year End (#)	at Fiscal Year End ($)
	Shares	Value
Name	Acquired on	Realized	Exercisable/	Exercisable/ Unexercisable
	Exercise (#)	($)	Unexercisable
Relph, C. Robin	-0-	-0-	0 / 0	N/A	/ $0
Armstrong, Arnold	-0-	-0-	0 / 0	N/A	/ $0
Wolf, Jurgen	-0-	-0-	0 / 0	N/A	/ $0

(1)	On June 30, 2004, the average of the high and low bid prices of the common shares on the OTC BB was $0.08.

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

Name and		Common Stock		Percentage of
Address of	Title	Ownership		Shares
Beneficial Owner				Outstanding
______________
C. Robin Relph	President,	343,574	Directly owned by Mr. Relph	30.2%
#4, Arbour Island	Director	435,200	Owned by Buckingham Securities Ltd., Mr.
Old Fort Bay			Relph is Managing Director and a 60%
New Providence			shareholder.
Bahamas		86,000	Owned by Hagensborg Food Corp., Mr. Relph
			is a former director and a 13% shareholder in
			Hagensborg Food Corp.
		582,258	Owned by Garuda Ventures Ltd., Mr. Relph is
			a director of the company. He disclaims any
			beneficial ownership in these shares;
		192,000	Owned by Rigpa Foundation, a charitable
			foundation. Mr. Relph is Chairman of the
			Board of Trustees of Rigpa and disclaims any
			beneficial ownership in these shares;
		300,000	Owned by Zambala Ventures Ltd. Mr. Relph
			is a director of the company. He disclaims any
			beneficial ownership in these shares;
		1,939,032
______________
Arnold Armstrong	Director,	20,000	Owned by Mr. Armstrong	11.3%
480-650 W.	Chairman	600,000	Owned by International Cetec Investments
Georgia St.			Inc., Mr. Armstrong is Chairman of this
Vancouver, B.C.			company.
Canada, V6B 4N9		100,000	Owned by Sentarn Enterprises. Mr.
			Armstrong owns 67% of Kelvin Grove Estates
			Ltd. which owns 100% of Sentarn Enterprises Ltd.
		720,000
______________
Jurgen Wolf	Director	60,000	Owned by Mr. Wolf	0.9%
666 Burrard Street
Suite 500
Vancouver, BC
V6C 3P6

Officers and		2,719,032		44.6%
Directors as a
group (3
individuals)

Based upon a review of our shareholders list as of June 30, 2003 there are two other registered holders of five percent or more of our Common Stock.

Name and Address of	Common Stock	Percentage of Shares
Beneficial Owner	Ownership (1)	Outstanding

Aran Asset Management SA
Alpenstrasse 11/P.O. box 4010
CH – 6304 Zug, Switzerland
	390,323	5.8%

Note: Aran is a holding company and holds Garuda
shares for various shareholders.

Channing Investments Corp.
800 – 1450 Creekside Dr.	600,000	9.9%
Vancouver, BC V6J 5B3
Attn: Chrissy Doherty

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

31.1
Certification of the Chief Executive Officer and Chief Financial Officer Pursuant to Rule 13a-14 or 15d- 14 of the Securities Exchange Act Of 1934,as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

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

Williams & Webster, P.S., Certified Public Accountants
Year ended June 30	2004
Audit fees	$63,529
Audit-related fees (1)	$ 3,000
Tax fees (2)	-0-
All other fees (3)	-0-
Total	$66,529

Spicer Jeffries & Co, Certified Public Accountants
Year ended June 30	2003
Audit fees	$33,000
Audit-related fees (1)	-0-
Tax fees (2)	-0-
All other fees (3)	-0-
Total	$33,000

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

GARUDA CAPITAL CORPORATION
Consolidated Financial Statements
June 30, 2004

GARUDA CAPITAL CORPORATION

To the Board of Directors
Garuda Capital Corporation
Vancouver, B.C.

REPORT OF INDEPENDENT REGISTERED ACCOUNTING FIRM

We have audited the accompanying consolidated balance sheet of Garuda Capital Corporation as of June 30, 2004, and the related consolidated statements of operations and comprehensive loss, stockholders' equity (deficit) and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. The consolidated financial statements of Garuda Capital Corporation as of June 30, 2003 were audited by other auditors whose report dated September 29, 2003 except for Notes 2 and 6, as to which the date is October 4, 2005 and expressed an unqualified opinion on those statements.

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

As discussed in Note 12, to the financial statements, errors resulting in an understatement of previously reported net losses as of June 30, 2004, were discovered by the Company during October 2005. Accordingly, an adjustment has been made to the accompanying financial statements as of June 30, 2004 to correct the error.

Williams & Webster, P.S.
Certified Public Accountants
Spokane, Washington

October 15, 2004, except for Note 12, which is dated November 10, 2005.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors of
Garuda Capital Corp.

We have audited the accompanying consolidated balance sheet of Garuda Capital Corp. as of June 30, 2003 and the statements of operations, changes in stockholders' equity and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

In our opinion, these consolidated financial statements present fairly, in all material respects, the financial position of Garuda Capital Corp. as of June 30, 2003, and the results of its operations and cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has suffered recurring losses from operations and has a large deficit that raise substantial doubt about its ability to continue as a going concern. Management’s plans in this regard to these matters are also described in Note 1. These consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

As discussed in Notes 2 and 6 to the financial statements, the Company’s 2003 impairment of goodwill previously reported as $661,524 should have been $766,496. This discovery was made subsequent to the issuance of the financial statements. The financial statements have been restated to reflect this correction.

/s/ SPICER JEFFRIES LLP

Greenwood Village, Colorado
September 29, 2003, except for Notes 2 and 6, as to which the date is October 4, 2005

GARUDA CAPITAL CORPORATION
CONSOLIDATED BALANCE SHEETS

	June 30,	June 30,
	2004	2003
ASSETS
CURRENT ASSETS
Accounts receivable	$126,970	$100,439
Marketable Securities	168,655
Prepaid expenses	15,346	25,817
Inventory	272,191	293,222
TOTAL CURRENT ASSETS	583,162	419,478

PROPERTY AND EQUIPMENT
Equipment, net of depreciation	240,178	266,200
TOTAL PROPERTY AND EQUIPMENT	240,178	266,200

OTHER ASSETS
Patents and trademarks, net of amortization	13,671	16,222
Available for sale securities		94,644
TOTAL OTHER ASSETS	13,671	110,866

TOTAL ASSETS	$837,011	$796,544

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
CURRENT LIABILITIES
Bank indebtedness	$206,653	$263,479
Accounts payable and accrued expenses	413,316	352,325
Bank Loan	128,600
Notes Payable – related party	1,074,184	335,455
Notes payable	122,058	169,400
Capital lease obligation - current portion	2,287	2,938
TOTAL CURRENT LIABILITIES	1,947,098	1,123,597

LONG TERM LIABILITIES
Government Loan	12,212	-
Capital lease obligation	2,758	4,463
TOTAL LONG TERM LIABILITIES	14,970	4,463

COMMITMENTS AND CONTINGENCIES	-	-

STOCKHOLDERS' EQUITY (DEFICIT)
Preferred stock, $0.01 par value; 10,000,000 shares
authorized, none issued and outstanding	-	-
Common stock, $0.001 par value; 50,000,000 shares
authorized, 6,373,575 and 6,299,575 shares issued
and outstanding, respectively	6,374	6,300
Additional paid-in capital	2,444,715	2,437,389
Accumulated deficit	(2,728,160)	(2,728,160)
Current period income (loss)	844,595
Other comprehensive loss	(3,391)	(47,045)
TOTAL STOCKHOLDERS' EQUITY (DEFICIT)	(1,125,057)	(331,516)

TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY (DEFICIT)	$837,011	$796,544

GARUDA CAPITAL CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

	Year Ended	Year Ended
	June 30,	June 30,
	2004	2003

REVENUES	$1,236,079	$2,065,888

COST OF SALES	1,053,724	1,569,092

GROSS PROFIT	182,355	496,796

OPERATING EXPENSES
General and administrative	573,281	912,947
Depreciation	7,603	57,309
Advertising and promotion	84,676	310,827
Equipment and leases	146,812	-
Total Operating Expenses	812,372	1,281,083

LOSS FROM OPERATIONS	(630,017)	(784,287)

OTHER INCOME (EXPENSE)
Impairment of goodwill	-	(766,496)
Foreign currency transaction loss	(76,744)	-
Gain on sale of asset	-	9,813
Gain (loss) on marketable securities	(14,821)	65,884
Interest expense	(123,013)	-
Total Other Income (Expense)	(214,758)	(690,799)

LOSS BEFORE TAXES	(844,595)	(1,475,086)

INCOME TAXES	-	-

NET LOSS	(844,595)	(1,475,086)

OTHER COMPREHENSIVE INCOME (LOSS)
Gain (loss) on foreign currency translation	(8,116)	4,725
Unrealized gain (loss) on available for sale securities	51,770	(51,770)
Total Other Comprehensive Income (Loss)	43,654	(47,045)

COMPREHENSIVE NET LOSS	$(800,941)	$(1,522,131)

NET LOSS PER COMMON SHARE,
BASIC AND DILUTED	$(0.13)	$(0.23)

WEIGHTED AVERAGE NUMBER
OF COMMON SHARES OUTSTANDING,

BASIC AND DILUTED	6,355,076	6,299,575

GARUDA CAPITAL CORPORATION
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)

					Accumulated
			Additional		Other	Total
	Common Stock		Paid-in	Accumulated	Comprehensive	Stockholders'
	Shares	Amount	Capital	Deficit	Income	Equity (Deficit)

Balance, June 30, 2002	6,049,575	$6,050	$2,359,801	$(1,253,074)	$-	$1,112,777

Shares issued for debt at
$0.37 per share	40,000	40	14,798	-	-	14,838

Shares issued for services at
$0.30 per share	25,000	25	7,475	-	-	7,500

Shares issued for compensation at
$0.30 per share	185,000	185	55,315	-	-	55,500

Gain/ loss on foreign currency
translation	-	-	-	-	4,725	4,725

Unrealized loss on available for
sale securities	-	-	-	-	(51,770)	(51,770)

Net loss for the year ended,
June 30, 2003	-	-	-	(1,475,086)	-	(1,475,086)

Balance, June 30, 2003	6,299,575	6,300	2,437,389	(2,728,160)	(47,045)	(331,516)

Shares issued for services at
$0.30 per share	74,000	74	7,326	-	-	7,400

Gain/ loss on foreign currency
translation	-	-	-	-	(8,116)	(8,116)

Unrealized gain on available for sale
securities	-	-	-	-	51,770	51,770

Net loss for the year ended,
June 30, 2004	-	-	-	(844,595)	-	(844,595)

Balance, June 30, 2004	6,373,575	$6,374	$2,444,715	$(3,572,755)	$(3,391)	$(1,125,058)

GARUDA CAPITAL CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended	Year Ended
	June 30,	June 30,
	2004	2003
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(844,595)	$(1,475,086)
Adjustments to reconcile net loss to net cash
Provided (used) by operating activities:
Depreciation	48,402	57,309
Common stock issued for services	7,400	63,000
Impairment of goodwill	-	766,496
(Gain) Loss from sale of marketable securities	14,821	(65,884)
Changes in assets and liabilities:
Accounts receivable	(26,531)	110,395
Prepaid expense	10,471	(5,294)
Inventory	21,031	72,767
Unearned revenue	-	(35,297)
Accounts payable and accrued expense	112,328	3,600
Net cash provided (used) by operating activities	(656,673)	(507,994)

CASH FLOWS PROVIDED BY INVESTING ACTIVITIES:
Purchase of equipment	(19,830)	(33,064)
Loss on sale of equipment	-	(9,813)
Purchase of Investments	(168,655)

Proceeds from sale of investments	114,371	123,656
Net cash provided (used) by investing activities	74,114	80,779

CASH FLOWS PROVIDED BY FINANCING ACTIVITIES:
Proceeds from subscription receivable	-	100,000
Decrease in Bank indebtedness	(56,826)	252,855
Decrease in capital lease obligations	(2,358)
Increase in Notes Payable	34,269
Increase (decrease) in bank loan	(40,800)	65,951
Proceeds from shareholder loan	838,730	-
Net cash provided (used) by financing activities	773,015	418,806

Net increase (decrease) in cash and cash equivalents	(42,228)	(8,409)

Other comprehensive gain (loss) - foreign currency translation	42,228	8,409
		-
Cash at beginning of period	-	-

Cash at end of period	$-	$-

SUPPLEMENTAL CASH FLOW DISCLOSURES:
Income taxes paid	$-	$-
Interest paid	$-	$-

NON-CASH FINANCING AND INVESTING ACTIVITIES:

Common stock issued for settlement of a liability	$-	$14,838
Common stock issued for services	$7,400	$63,000
Impairment of goodwill	$-	$766,496

GARUDA CAPITAL CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2004

NOTE 1 - ORGANIZATION AND DESCRIPTION OF BUSINESS

Garuda Capital Corporation (hereinafter "Garuda" or "the Company") was incorporated in the State of Nevada on July 8, 1997 as Vanstar Films Inc. for the purpose of establishing itself in the film industry. Those efforts were abandoned in September 2001. On February 14, 2002, the corporate name was changed to Garuda Capital Corporation.

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

The Company's year end is June 30. The Company is headquartered in Vancouver, B.C.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

This summary of significant accounting policies is presented to assist in understanding the financial statements. The financial statements and notes are representations of the Company's management, which is responsible for their integrity and objectivity. These accounting policies conform to accounting principles generally accepted in the U.S. and have been consistently applied in the preparation of the financial statements.

Accounting Methods
The Company's financial statements are prepared using the accrual basis of accounting in accordance with accounting principles generally accepted in the United States of America.

Recent Accounting Pronouncements
In May 2003, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity" (hereinafter "SFAS No. 150"). SFAS No. 150 establishes standards for classifying and measuring certain financial instruments with characteristics of both liabilities and equity and requires that those instruments be classified as liabilities in statements of financial position. Previously, many of those instruments were classified as equity. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003 and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The Company has determined that there was no impact to its financial statements from the adoption of this statement.In April 2003, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities" (hereinafter "SFAS No. 149"). SFAS No. 149 amends and clarifies the accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". This statement is effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. The adoption of SFAS No. 149 is not expected to have a material impact on the financial position or results of operations of the Company.

GARUDA CAPITAL CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2004

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Recent Accounting Pronouncements (continued)
In December 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure" (hereinafter "SFAS No. 148"). SFAS No. 148 amends SFAS No. 123, "Accounting for Stock-Based Compensation" (hereinafter "SFAS No. 123") to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, the statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosure in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The provisions of the statement are effective for financial statements for fiscal years ending after December 15, 2002. As the Company accounts for stock-based compensation using the intrinsic value method prescribed in APB No. 25, "Accounting for Stock Issued to Employees," the adoption of SFAS No. 148 has no material impact on the Company's financial condition or results of operations.

Accounts Receivable
The Company carries its accounts receivable at cost less an allowance for doubtful accounts. On a periodic basis, the Company evaluates its accounts receivable and establishes an allowance for doubtful accounts, based on a history of past write-offs and collections and current credit conditions. The Company's policy is not to accrue interest on trade receivables.

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

Comprehensive Income
Effective January 1, 1998, the Company adopted SFAS No. 130, "Reporting Comprehensive Income" (hereinafter "SFAS No. 130"), which was issued in June 1997. SFAS No. 130 establishes rules for the reporting and display of comprehensive income and its components. SFAS No. 130 requires foreign currency translation and unrealized gains and losses on the Company's available for sale securities, which prior to adoption were reported separately in stockholders' equity, to be included in comprehensive income.

Cost of Sales
Cost of sales consists of the purchase price of products sold, inbound and outbound shipping charges, packaging supplies and costs associated with revenues and marketplace business.

GARUDA CAPITAL CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2004

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Cash and Cash Equivalents
For purposes of the statements of cash flows, the Company considers all highly liquid investments (or short-term debt) with original maturities of three months or less to be cash equivalents.

Derivative Instruments
The Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" (hereinafter "SFAS No. 133"), as amended by SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB No. 133", and SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities", and SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities". These statements establish accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. They require that an entity recognize all derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair value.

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
June 30, 2004

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Foreign Currency Translation Gains/Losses
The Company has adopted Financial Accounting Standard No. 52. Monetary assets and liabilities denominated in foreign currencies are translated into United States dollars at rates of exchange in effect at the balance sheet date. Gains or losses are included in income for the year, except gains or losses relating to long-term debt which are deferred and amortized over the remaining term of the debt. Non-monetary assets, liabilities and items recorded in income arising from transactions denominated in foreign currencies are translated at rates of exchange in effect at the date of the transaction. The Companyﾒs functional currency is the Canadian dollar.

Going Concern
As shown in the accompanying financial statements, the Company has incurred an accumulated deficit of $3,572,755 through June 30, 2004. The Company has negative working capital and limited cash revenues. The Company is currently putting sales strategies in place which will, if successful, mitigate these factors which raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

Goodwill
Goodwill represents the excess of the purchase price and related direct costs over the fair value of net assets acquired as of the date of the acquisition. Under Statement of Financial Accounting Standard No. 142, management reviews, on an ongoing basis, the recorded valuation of goodwill, including any events and circumstances which may have impaired its fair value. If impairment exists, the amount is written off, rather than being amortized as previous standards required. The amount of goodwill impairment, if any, is determined by assessing recoverability based on projected undiscounted cash flows from operations. Impairments are recognized in operating results when a permanent diminution in value occurs. For the year ended June 30, 2003, the Company impaired 100% of its recorded goodwill for a loss of $766,496.

Investment in Securities
Pursuant to Statement of Financial Accounting Standards No. 115, the Company's investments in securities are classified as either trading, held to maturity, or available for sale. At June 30, 2004, the Company owned marketable securities classified as available for sale, valued at $168,655.During the year ended June 30, 2003, the Company also owned securities classified as available for sale valued at $94,644. The Company disposed of these securities in the year ended June 30, 2004 at a loss of $14,821.

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
June 30, 2004

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Inventory
Inventories are stated at the lower of average cost or market. The cost of finished goods includes the cost of raw material, direct and indirect labor, and other indirect manufacturing costs. The Company has recorded an allowance of $25,000 for inventory obsolescence.

The components of inventory at June 30, 2004 and 2003 are as follows:

	2004	2003

Packaging supplies	$173,251	$170,495
Finished goods	57,291	74,906
Raw materials	36,547	43,580
Other supplies	5,102	4,241
	$272,191	$293,222

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
June 30, 2004

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Property and Equipment
Property and equipment are stated at cost. Depreciation is provided using the straight-line method over the estimated useful lives of the assets. The useful lives of property, plant and equipment for purposes of computing depreciation are five to forty years. The following is a summary of property, equipment, and accumulated depreciation:

	June 30,	June 30,
	2004	2003
Manufacturing equipment	$405,820	$400,848
Manufacturing tools	45,784	41,741
Furniture and fixtures	45,242	44,449
Leasehold improvements	91,033	91,033
Computers	76,659	76,202
Total assets	664,538	654,273
Less accumulated depreciation	(424,360)	(388,073)
Total	$240,178	$266,200

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

In the years ended June 30, 2004 and 2003, the Company had a Canadian net operating loss carryforward of approximately $2,735,000and $1,935,000, respectively, and a United States net operating loss carryforward of $630,017 and $784,287, respectively. The net operating loss carryforwards for income tax purposes were multiplied by an expected US federal tax rate of 34%. As management of the Company cannot determine that it is more likely than not that the Company will realize the benefit of the net deferred tax asset, a valuation allowance equal to the net deferred tax asset has been established at June 30, 2004 and 2003.

GARUDA CAPITAL CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2004

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Provision for Taxes (continued)
The significant components of the deferred tax asset at June 30, 2004 and 2003 were as follows:

	June 30,	June 30,
	2004	2003

Net operating loss carryforward	$630,017	$784,287

Deferred tax asset	$1,163,000	$919,000
Deferred tax asset valuation allowance	$(1,163,000)	$(919,000)

At June 30, 2004 and 2003, the Company had net operating loss carryforwards of approximately $630,000 and $784,287, respectively, which expire in the years 2021 through 2023. The change in the allowance account from June 30, 2004 to 2003 was $244,000, which was due to operating losses and foreign currency transactions.

Reclassification
Certain amounts from prior periods have been reclassified to conform to the current period presentation. This reclassification has resulted in no changes to the Company's accumulated deficit or net losses presented.

Revenue Recognition
The Company ships its products by common carrier and also sells products from its wholesale establishment. The Company receives its product sales price in the form of cash, credit card or on approved terms. Sales revenue and related discounts or volume incentives are recorded when the products are in the hands of the common carrier. The Company's reserve on accounts receivable takes into consideration future potential credits, if any, from the sale of products to customers. The Company recognizes revenue from sales when there is persuasive evidence that an arrangement exists, services have been rendered, the seller's price to the buyer is determinable, and collectibility is reasonably assured.

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

GARUDA CAPITAL CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2004

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

NOTE 3 – STOCK OPTIONS AND WARRANTS

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

GARUDA CAPITAL CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2004

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

	Year Ended	Year Ended
	June 30, 2004	June 30, 2003
Net loss as reported	$(800,941)	$(1,475,086)
Adjustment required by
SFAS 148	-	(150,403)

Pro forma net loss	$(800,941)	$(1,625,489)

Pro forma net loss per share,
basic and diluted	$(0.13)	$(0.26)

GARUDA CAPITAL CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2004

NOTE 3 - STOCK OPTIONS AND WARRANTS (continued)

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

As at June 30, 2004 there are 4,302,000 warrants outstanding that have not been exercised. Any value associated with these warrants is included in the original share price and included in the additional paid-in capital.

All options issued have been approved by the Company's board of directors but have not been approved by the Company's shareholders.

NOTE 4 - COMMON STOCK

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

NOTE 5 - RELATED PARTY TRANSACTIONS

The Company is indebted to certain shareholders as follows:

GARUDA CAPITAL CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2004

NOTE 5 - RELATED PARTY TRANSACTIONS (continued)

	2004	2003
Shareholder note bearing interest at 30%,
due August 1, 2003, unsecured	$-	$56,000
Shareholder notes bearing interest at 10%,
due September 1, 2003, secured by all
personal property of HFL and GGC in default	50,000	100,000
Shareholder note bearing interest at 10%,
due November 1, 2003, secured by all
personal property of HFL and GGC in default	60,000	175,000
Shareholder note bearing interest at 15%,
unspecified due date, unsecured	215,032	-
	510,000	331,000
Advances from shareholders, unsecured, interest
bearing at 10% with no specific due dates	558,438	4,455

Shareholder note bearing interest at 12%, due on July 10, 2004	22,059

Advances from shareholder, unsecured,
Non-interest bearing with no specific due date	168,655
	$1,074,184	$335,455

During the year the Company had the following related party transactions:

(a)	During the years ended June 30, 2004 and 2003, the Company had product sales of $0 and $456,841, respectively, in the normal course of business from HFC.

(b)	For the years ended June 30, 2004 and 2003, the Company incurred consulting and management fees of $72,000 and $148,500, respectively, to officers and directors of the Company.

(c)	During the year ended June 30, 2003, the Company paid a $18,000 fee to the President of the Company for his personal guarantee of a loan received by the Company (see Note 7).

(d)	In the years ended June 30, 2004 and 2003, accounts payable includes $0 and $11,408 due to officers and directors of the Company for consulting and management fees.

(e)	During the year ended June 30, 2003, Company incurred accounting fees of $2,493 to a company owned by a director of the Company.

(f)	During the years ended June 30, 2004 and 2003, the Company incurred marketing charges of $0 and $110,223, respectively, to HFC.

(g)	During the year ended June 30, 2003, the Company incurred bad debts of $167,672 from HFC.

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

The following is a summary of patents and accumulated amortization:

	June 30,	June 30,
	2004	2003
Patents and trademarks	$33,023	$31,424
Less accumulated amortization	(19,406)	(15,202)
	$13,671	$16,222

Amortization expense was $4,204 and $4,507 in the years ended June 30, 2004 and 2003, respectively.

NOTE 7 - BANK INDEBTEDNESS AND BANK LOANS

Demand Loan
The Company has a demand loan from a bank in the amount of $200,000, which is personally guaranteed by a shareholder of the Company. Outstanding advances bear interest at the bank?s base rate plus 2%, payable on demand by the bank. The loan is secured by all present and future personal property acquired by Hagensborg Foods Ltd.

NOTE 7 - BANK INDEBTEDNESS AND BANK LOANS

Demand Loan (continued)
Assuming demand is not made, the annual loan principal payments due on June 30 of each year are as follows:

2005	$ 40,800
2006	40,800
2007	47,000
$ 128,600

Overdraft
The Company has a bank overdraft facility in the amount of $250,000. Outstanding advances bear interest at the bank?s base rate plus 2%. At June 30, 2004 and 2003, the Company had a net outstanding balance of $206,653 and $263,479, respectively, on this overdraft facility. The facility is personally guaranteed by a shareholder of the Company and all present and future personal property acquired by Hagensborg Foods Ltd.

GARUDA CAPITAL CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2004

NOTE 8 - SEGMENT INFORMATION

The Company has adopted Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information," (hereinafter "SFAS No. 131"). SFAS No. 131 established standards for reporting information about operating segments in annual financial statements and requires selected information about operating segments in interim financial reports issued to stockholders. It also established standards for related disclosures about products and services and geographic areas. Operating segments are defined as components of an enterprise about which separate financial information is available, evaluated regularly by the chief operating decision makers, or a decision making group, in deciding how to allocate resources and in assessing performance.

The following table reflects certain information for the Company's segments:

	Year Ended June 30, 2004

	Hagensborg	Hagensborg	Natural	Corporate
		Seafoods	Program	and
	Foods Ltd.	Ltd.	Inc.	Eliminations	Total

Gross profit	$71,817	$75,618	$34,920	$-	$182,355
Other income(loss)	$-	$-	$-	$(214,578)	$(214,578)
Net income (loss)	$(464,845)	$(5,378)	$(94,157)	$(280,215)	$(844,595)
Segment assets	$1,088,622	$4,200	$54,830	$(310,641)	$837,011

	Year Ended June 30, 2003

Gross profit	$244,982	$239,439	$15,759	$(3,384)	$496,796
Other income(loss)	$11,961	$-	$(3,874)	$(698,886)	$(690,799)
Net income (loss)	$(483,179)	$(99,726)	$(69,216)	$(822,965)	$(1,475,086)
Segment assets	$1,284,057	$80,074	$51,984	$(619,571)	$796,544

NOTE 9 - MAJOR CUSTOMERS

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

GARUDA CAPITAL CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2004

NOTE 10 - COMMITMENTS AND CONTINGENCIES

Pursuant to the Company's loan agreement (see Note 7), the Company ratio of current assets to current liabilities cannot exceed 1.2 to 1.0. At June 30, 2004 and 2003, the Company was in violation of this condition. As of the date of this report, the bank has not taken an action related to this violation.

NOTE 11 - LAWSUIT COMMENCED AGAINST HAGENSBORG

On May 26th, 2004 a statement of claim was issued the Company’s wholly-owned subsidiary Hagensborg Food Ltd. (“Hagensborg”) in the Ontario Superior Court of Justice bearing Court File No. 04-CV-269496CM1 by Kraft Foods Schweiz AG and Kraft Canada Inc. (collectively “Kraft”). The claim alleges trade-mark infringement of various registered trade-marks and distinguishing guises associated with Kraft’s Toblerone chocolate bar. Kraft seeks declaratory and injunctive relief, damages, or alternatively, an accounting of all revenues received and profits made by Hagensborg on account of the alleged infringement, as well as punitive and exemplary damages. Hagensborg filed a statement of defence and counterclaim on July 27, 2004, denying the allegations in the statement of claim and asserting, amongst other things that Kraft’s trademark registrations are invalid. In its counterclaim, Hagensborg seeks declaratory relief, injunctive relief and damages or an accounting of profits. On August 11, 2004, Kraft delivered its Reply and Defence to Counterclaim. On August 23, 2004, Hagensborg delivered its Reply to the Defence to Counterclaim and the pleadings are now closed. There has been no documentary or oral discovery to date.

Pursuant to the Rules of Civil Procedure in the Ontario courts, the parties are required to attend a mediation session. At present, the parties trying to determine a mutually agreeable date for the mediation.

Given the stage of the action, it is too early to evaluate the likelihood of success or of an unfavorable outcome and the possible range of loss.

NOTE 12 - CORRECTION OF AN ERROR

The accompanying financial statements for June 30, 2004 have been restated to correct an error in the accounting for the sale of a fixed asset in a prior year, the accrual of interest on notes payable – related parties and the purchase of available-for-sale securities during the year ending June 30, 2004, with a note payable. The effect of these restatements was to increase total assets by $63.683, total liabilities by $219,992, and to increase the net loss and accumulated deficit at June 30, 2004 by $51,337 (0.01 per share). See Notes 2 and 5.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GARUDA CAPITAL CORP.

By: /s/ Robin Relph
Date: November 10, 2005	Robin Relph,
President, Chief Executive
Officer, Chief Financial Officer
Chief Accounting Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Robin Relph	President, Chief Executive	November 10, 2005
Robin Relph	Officer, Chief Financial Officer,
Chief Accounting Officer and Director

/s/ Jurgen Wolf	Director	November 10, 2005
Jurgen Wolf