Form 10KSB
period 2005-06-30
GARUDA CAPITAL CORP
filed 2005-11-14
CIK 1116539

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

☒ ANNUAL REPORT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended June 30, 2005

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ___________ to ___________.

Commission file number 0-30927

GARUDA CAPITAL CORP.
(Exact name of registrant as specified in its charter)

NEVADA	980209053
(State or Other Jurisdiction of Incorporation of Organization)	(I.R.S. Employer Identification No.)

502-1978 Vine Street, Vancouver, BC	V6K 4S1
(Address of principal executive offices)	(ZIP Code)

604.737.0203
(Registrant?s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act	None
(Title of Class)

Securities registered pursuant to Section 12(g) of the Act:	Common Shares
(Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for shorter period that the registrant as required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form-10KSB or any amendment to Form 10-KSB. ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

Issuer’s revenues for its most recent fiscal year: $ 701,637

Aggregate market value of the voting stock of the registrant held by non-affiliates of the registrant at September 23, 2005 (computed by reference to average of the bid and asked price on the NASD OTC Bulletin Board of the common shares on such date): $4,635,231

(APPLICABLE ONLY TO CORPORATE REGISTRANTS)

Number of common shares outstanding at September 23, 2005: 36,655,620

TABLE OF CONTENTS

Part I

	Item	1	Description of Business	1
	Item	2	Description of Property	15
	Item	3	Legal Proceedings	16
	Item	4	Submission of Matters to a Vote of Security Holders	16

Part II

	Item	5	Market for Common Equity and Related Stockholder Matters	17
	Item	6	Management’s Discussion and Analysis or Plan of Operation	19
	Item	7	Financial Statements	21
	Item	8	Changes In and Disagreements with Accountants on Accounting and Financial Disclosure	21
	Item	8A	Controls and Procedures	21
	Item	8B	Other Information	22

PART III

	Item	9	Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act	22
	Item	10	Executive Compensation	25
	Item	11	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	25
	Item	12	Certain Relationships and Related Transactions	27
	Item	13	Exhibits	28
	Item	14	Principal Accountant Fees and Services	29

PART I

Item 1. Description of Business.

Cautionary Statement

Certain statements contained in this Annual Report on Form 10-KSB (“Report”), including, without limitation, statements containing the words “believes,” “anticipates,” “estimates,” “expects,” and words of similar import, constitute “forward-looking statements.” Readers should not place undue reliance on these forward-looking statements. Our actual results could differ materially from those anticipated in these forward-looking statements for many reasons, including risks described in this Report, including the “Risk Factors” section contained in this Item 1, and the other documents we file with the United States Securities and Exchange Commission (“SEC”).

Currency

All currency references in this Report are in US dollars unless otherwise noted. Any US dollar equivalents appearing beside Canadian dollar amounts are approximates and were calculated using the exchange rate of 0.8542, the Bank of Canada Noon Rate for September 26, 2005.

Introduction

We are Garuda Capital Corp. (“Garuda”, the “Company”, the “Registrant” “we”, “our”, “us”), and are based in Vancouver, British Columbia, Canada. We have seven wholly-owned subsidiaries, Hagensborg Foods Ltd. (“Hagensborg”), Hagensborg Seafoods Ltd., Natural Program Inc. (“Natural Program”), Natural Program Ltd., Garuda Gold Corporation (“Garuda Gold”), Garuda Minerals Inc. (“Garuda Minerals”) and Garuda Ventures Canada Inc. (“Garuda Ventures”). We have recently acquired mining interests through Garuda Gold and Garuda Minerals. Garuda Ventures is active only in holding investments in securities.

Hagensborg is in the business of manufacturing and marketing gourmet foods. Through Hagensborg we manufacture and market both branded and private label chocolates as well as seafood pâtés and we serve wholesale and retail customers both in Canada and the US. All products are directly shipped from our warehouse in Vancouver, British Columbia, Canada.

Natural Program is in the business of developing and marketing herbal remedies. Through Natural Program we operate a Chinese herbal pharmacy to dispense high quality Chinese herbs to practitioners and market a wholesale line of herbal remedies under the Natural Program name.

Natural Program’s main assets are its proprietary formulations which are developed in-house. Please see the section titled “Natural Program Inc.”, page 6 for a complete description of Natural Program’s history and business.

HAGENSBORG FOODS LTD.

Through our subsidiary Hagensborg, we are in the business of manufacturing and marketing of gourmet chocolates and other gourmet foods. Hagensborg has re-packaged its entire product lines using a “fairyland” theme as its marketing and promotional concepts. Our sales personnel have each adopted the title of “Chocolate Princess”. We market the gourmet chocolate products throughout North America and serve high-end departmental and specialty stores both in Canada and the US. The gourmet food products are also targeted at the specialty stores and the mass market retailers. All products are currently shipped direct from our warehouse in Vancouver, British Columbia, Canada.

Products of Hagensborg - Chocolate Division

We manufacture and market both branded and private label chocolates. The three main Hagensborg chocolate brands are “Kiss Me®” truffle frogs, “Leone®” the King of Belgian Chocolate and “Snuffly the Truffle Pig” chocolate bars.

Kiss Me® is a European chocolate truffle in the shape of a frog with a melting truffle center. The product is marketed in a gift box presentation containing nine chocolates shaped as frogs. The target market for Kiss Me truffles consists of upscale gift box chocolate consumers, both male and female between 25 and 54 years of age with medium to higher household incomes. We launched this product in July 2005.

Leone® is a high end gift box confection. “The King of Belgian Collection”, the first item of this line, contains a total of 24 individual pieces milk, dark and white champagne truffles made of Belgian chocolate. This brand is targeted at the top end of the chocolate consumer and is being sold in unique gift box. The product was launched at both the Fancy Food Shows in San Francisco in January 2005 and New York in July 2005.

Snuffly the Truffle Pig bars are manufactured in six flavours Orange, Mint, Mocha, Peanut Butter, Milk Chocolate and Raspberry Chocolate. Snuffly the Truffle Pig bars are marketed in a single size 50g package. These bars are made from “all natural” ingredients. We intend to add a “no sugar added” variety to the product line. The target market of this product is the indulgent chocolate consumer. Men between the ages of 25 and 44 years are the largest consumers of the bars in the mid to higher household income bracket.

A large part of the chocolate division’s revenue is generated through the sales of the “private label” brands. We currently supply a large grocery chain store in Canada. In addition we have recently negotiated a supply agreement, commencing September 2005, with a charity fund raising company in Canada. Hagensborg is also currently working on developing and marketing its own bar with a charity organization.

Products of Hagensborg – Seafood Division

Hagensborg seafood pâtés are marketed in six flavors, namely smoked salmon, salmon, shrimp, rainbow trout with dill, crab and lobster. The products are packed in 3-oz tins and are sold either individually or inside a decorative retail box. These product lines are marketed and sold mainly through distributors to the specialty stores and large grocery chains.

Market

Gourmet foods consumption is affected by many factors, including climate, purchasers’ disposable income, the economic development of the country and its distribution and marketing facilities. As the chocolates have a limited shelf life with the plant located in Vancouver, British Columbia, Canada, this has an impact on our market penetration. The developed nations generally have high levels of gourmet food consumption in comparison to the developing or emerging nations. We have therefore limited our market to North America.

Competition

Hagensborg can be considered a niche marketer of specialty food products. Our competition consists of Canadian and US based manufacturers and marketers of gourmet confectionary products and canned seafood pâtés. Competition is based upon brand recognition, taste and cost. Most of our competitors are enjoying a greater portion of the market share as they have greater resources and brand recognition, among other things.

Marketing Trends

Increasingly health conscious shoppers look for high quality, health-friendly products

This trend is largely a response to the general increase in health consciousness of both the aging baby-boomers and their descendants. Hagensborg’s no-sugar added, all natural chocolates and all natural seafood pâtés are marketed to this growing segment.

Upscale packaging makes higher prices acceptable

An unprecedented array of creative, unique and upscale packaging options attracts consumers to the higher cost of gourmet products. We hope that our new packaging will interest consumers who are not familiar with the quality of our product, as well as consumers shopping for a pre-wrapped gift.

Small packages encourage impulse offerings

Specialty foods marketers are making their products easier to purchase by selling them individually wrapped, or in small packages suitable for placement at the register. To this end, we have developed three piece KissMe truffle packages and the Truffle Pig bars.

Marketing

Trade Shows

Trade shows are a key forum for meetings with brokers, retail buyers and distributors. We are currently represented at two annual Fancy Food Shows, January in San Francisco and July in New York. Other potential annual trade shows that we may attend are: the Natural Products Show in March in Chicago and the Private Label Manufacturers Association Private Label Show in November. In addition, we attend distributor shows such as the Gourmet Award show held each Summer.

Trade Advertising

We selectively place ads in key trade press publications including Gourmet Retailer and Gourmet News.

Press Releases

We distribute press releases to trade publications and have achieved coverage in Fancy Food Magazine, Gourmet Business, Confectioner Magazine and Gourmet Retailer.

Sales Manager Contacts

Our sales managers have been developing contacts with brokers, high-end department stores, specialty stores, gift basket distributors and major retailers. Our sales managers work with the retailers to place products in their permanent displays, provide promotional support and ensure supply.

Product Information

Our design consultants have developed selling presentations for each product/brand, including market information. To this, our sales team has added key selling points. As well as using the visual selling presentations for direct customer advertising and customer meetings, our sales persons (“Chocolate Princesses”) provide this information to brokers who work on our behalf to distribute our gourmet chocolate products. We try to ensure our brokers are educated about our products so that they are able to discuss the reasons why potential customers should carry the Hagensborg lines. We believe that our visual sales presentations and newly designed packaging will garner the attention of retailers who are inundated with new products to choose from and therefore win us new sales contracts.

Website

The Hagensborg website address www.hagensborg.com appears on all packaging and printed materials. The site gives details of all products with information for consumers, retailers and specialty buyers. We believe that a well designed website can be used as a selling tool, and we have used our website in making presentations to potential retail buyers.

Market Penetration

Focusing on marketing and promotional activities is a low risk strategy Hagensborg has currently adopted to expand its business. Hagensborg intends to eventually partner with a marketing company to assist in taking its products into the global markets.

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

Market Expansion

Broadening our distribution base, including finding new markets for existing products, is another strategy we plan to apply in order to expand our business. Although it involves more risk than sole market penetration, developing new markets has a greater potential for revenue generation.

We are currently developing a variety of concepts to attract new markets for our existing products. We are also pursuing a variety of private label opportunities to add to our bottom line by manufacturing for large national retail chains.

Reliance on Major Customer

During the year ended June 30, 2005, the Company recognized revenue from unrelated entities which individually comprised greater than 10% of total revenues. Revenues are mainly recognized from three entities, each provided 13%, 12%, and 11%, amount to 36% of total revenue.

Research

During the last year, we redesigned the packaging for our gourmet chocolate products so that they would appeal to a different type of purchaser, namely chocolate connoisseurs who we thought would pay a premium price for high quality chocolate. We obtained information on who was spending money on purchasing high quality chocolate by researching where high end chocolate products were being sold. We sent marketing personnel to those stores that were carrying high end chocolates and we conducted market surveys within those stores regarding the type of people who were there, what kind of chocolates they were likely to purchase, at what price and in what quantity. This kind of research we conducted in New York, San Francisco, Vancouver, British Columbia, Canada and Toronto, Ontario, Canada. Our research revealed that persons between the ages of 25 – 54 with medium to high incomes were most likely to become purchasers of our chocolates. During the past year, we also obtained and reviewed market research reports which described regional areas of chocolate sales and types and prices of chocolates sold.

Product/Market Development

The development of new products for new markets is the most cost-intensive, high risk method for growth within the specialty food industry. However, the risk can be minimized by acquiring existing businesses with products complementary to our Hagensborg line of products. The advantage of acquiring existing companies with established products is the development cost savings and reduced time to market.

Other Projects

In addition to the product/market-related strategies discussed above we are currently evaluating the automation of the production facilities and new manufacturing equipment to decrease its cost of production and thereby be able to offer competitive pricing.

Stated Business Objectives

Expand product line

Our strategic focus for the next 12 months will be developing and marketing its existing proprietary brands and private label business in Canada and the US as well as expanding its product range through in-house product development and acquisitions of suitable gourmet foods manufacturers. The key focus will be placed on identifying new products to generate revenue in Fiscal 2006.

Expand distribution to increase volumes

In order to take advantage of economies of scale, we are seeking to expand our national distribution in Canada and the US over the course of the next 12 months. This will be achieved by selecting a pick and pack logistics company in the US to service our smaller customers and brokers that specialize in servicing the department stores, specialty stores, gift basket suppliers and health food chains, by developing sales channels for the club and private label business and by hiring key sales personnel.

Our first priority will be the expansion of distribution. To sustain growth over the longer term, we intend to generate a continuing flow of distinctively different, new products through in-house product development and by way of acquisitions and market these new products on a North America wide basis.

NATURAL PROGRAM INC.

We have a wholly-owned subsidiary, Natural Program, Inc., which was incorporated as a Nevada company on July 7, 2000 (“Natural Program”). Natural Program also has a wholly owned subsidiary, Natural Program Ltd., through which it carries on business in British Columbia. Natural Program is in the business of developing and distributing herbal remedies. Through Natural Program we operate a Chinese herbal pharmacy to dispense Chinese herbs to practitioners and we market a whole-sale line of herbal remedies under the Natural Program name. To date, we have completed the development of the first complete product line which is being distributed in Vancouver, British Columbia, Canada.

Products and Services

Our product line includes the Rescue Line and Travel Line. The Rescue Line currently consists of five products: Memory, Sleep, Headache, Stress and Energy Rescue. The first product of our new Travel Line is Thrombosin. The remedies are marketed as improving the quality of day-today life and offering solutions for common health problems. No independent studies have been performed to evaluate the effectiveness of the formulations.

Stress Rescue

Designed to offer immediate relief of stress, trauma and shock, our Stress Rescue formula is marketed for use in times of emergency, as a restorative tonic, or as a preventative measure. We believe Stress Rescue helps the body adapt to increased demands and is particularly useful in preventing anxiety attacks, relieving fatigue and easing tension and pain.

Energy Rescue

Energy Rescue is a caffeine-free herbal formulation used to increase endurance, improve athletic performance, restore sexual vitality and invigorate the body and mind. Energy Rescue can also be used to alleviate the effects of jet lag, nervous exhaustion, Chronic Fatigue Syndrome and is designed to help restore the body in cases of depression and physical weakness.

Sleep Rescue

Sleep Rescue is designed to promote a deep, relaxing and revitalizing sleep. We believe Sleep Rescue reduces evening restlessness, restores the nervous system and relieves anxiety, tension and sleeplessness without habit forming or addictive properties.

Headache Rescue

Headache Rescue is intended to alleviates headaches and migraines caused by various factors through its anti-inflammatory and pain relieving properties. We believe Headache Rescue helps to relax muscular tension, promotes rapid recovery, and can be used as a preventative measure.

Memory Rescue

Formulated to enhance memory and concentration, Memory Rescue is marketed as an enhancement to cognitive function and mental abilities. It also claims to counteract mental dullness and depression.

Thrombosin

Thrombosin is a herbal formula which we believe helps prevent the formation of blood clots as a result of lack of circulation. The formation of blood clots, or deep-vein thrombosis or DVT, has been dubbed “economy class syndrome” because it results from long hours of minimal movement suffered especially but not exclusively by air travel passengers on long-haul flights. Taken several days before and after flying, Thrombosin is intended to help the prevention of blood clots.

Herbal Laboratories

In addition to the wholesale product lines described above, Natural Program has a division which operates as a Chinese herbal pharmacy called Natural Program Herbal Laboratories which dispenses Chinese herbal extracts including traditional Chinese herbal formulas, custom herbal formulas and single herbal extracts in granulated form. Doctors of traditional Chinese medicine prescribe herbal formulas just like traditional physicians prescribe medications. Patients of Chinese medical practitioners drop off their prescriptions at the Natural Program laboratory where the formulations are mixed by professional herbalists. As an incentive for practitioners to refer their patients to Natural Program, they receive a commission related on the value of herbs sold.

We carry over 400 single Chinese herbal extracts and more than 350 of the most commonly used formulas. Both are packed in 50g and 100g bottles and may be special ordered in larger quantities.

Distribution

Natural Program’s products are currently distributed through direct sales to natural health food store and pharmacies on a test market basis in Vancouver, British Columbia, Canada. To expand our distribution to the rest of Canada, the US and ultimately Europe and to include general grocery and mass food chains, Natural Program is identifying specialized distributors for each of its geographical markets. To date we do not have any agreements with any distributors located outside of British Columbia, Canada.

In order to support retail sales, we provide product information and educational seminars to sales personnel in order to enable them to effectively sell our products. We also provide point of purchase displays and informational brochures for end-consumers. In the future, we intend to advertise in trade publications and attend industry trade shows.

Competition

The herbal products market is currently dominated by traditional, grass-roots products sold as raw herbs which require preparation such as drying or boiling. The market is underserved by professional products which are safe, easy to use and effective. This is mainly due to the complex regulatory environment and the start-up capital requirements for developing and dispensing herbal remedies.

As a manufacturer and wholesaler of herbal remedies, Natural Program competes with manufacturers of natural medicine products. Other competition includes allopathic pharmaceutical drug companies and natural therapists who supply professional lines of natural health products.

Most competitors can be categorized in the following three groups:

  Small to medium sized Chinese herbal dispensaries that fill custom formula prescriptions through direct sales and over the Internet.
  Medium sized manufacturers of Western herbal remedies, minerals, vitamins, etc.
  Large pharmaceutical drug companies who offer natural remedies in addition to traditional drugs.

Our focus is to capture the segments of the markets which do not buy from large corporations but prefer smaller, specialized providers. We are also targeting people in today's health-conscious marketplace that prefer to prevent and treat illness with natural remedies as part of a holistic approach to health and well-being instead of taking chemically prepared medications with unwanted side effects.

Governmental Regulations

The Food and Drug Administration in the US currently requires that manufacturers, processors and packagers of food, drugs, medical equipment and blood follow Good Manufacturing Practices (“GMP”). GMP is a regulatory process which was implemented for consumer protection. It ensures that all aspects of the business are monitored allowing consumers to feel confident that the products they receive are safe, pure and effective. Some of the aspects involved in the GMP regulatory process are sanitation, cleanliness, personnel qualifications and recordkeeping. These procedures are followed on a daily basis. GMP protects consumers against weak or super potent products, contamination, inconsistency in appearance, improper packaging and mislabeling. Dietary supplements are not yet required, by law, to follow GMP practices. However, GMP regulations should soon apply to dietary supplements. Natural Program already abides by these requirements and can therefore ensure customers of the high quality and purity of the products it delivers.

As of January 1, 2004 the Natural Health Products Directorate (“NHPD”) has become the regulating body for natural health products (“NHP”) in Canada. Previous regulations were defined by the Food and Drug Regulations. The new regulations will affect manufacturers, distributors, importers, labelers and packagers of NHP. The new regulations require all NHP have a product license in order to be sold pre-packaged and in open selection areas. Locations which are involved in the production, distribution, importation and sale of NHP will be required to hold a site license and comply using Good Manufacturing Practices (“GMP”).

Companies which import goods from foreign sites must also provide evidence showing that the imported products meet GMP standards. GMP must be created, implemented and regulated by a qualified Quality Assurance officer.

The transition period for site license compliance applies only to companies which have an establishment license (which Natural Program has already obtained) and have been conducting business before January 1, 2004. Sites with a valid establishment license must be compliant with site license and GMP requirements by January 1, 2006. Sites without a valid Establishment License must have been compliant by January 1, 2004.

All NHPs that are prepacked, and not sold by prescription will require a product license and in turn a NHP number. The purpose of this license is to provide standards of evidence for the quality of the NHP purchased. The Natural Health Products Directorate have provided clearly defined criteria to evaluate each product type. Each product sold by a company must go through the application process. There are different submission types for products. These include Compendial and Non-Compendial. The Compendial submission refers to an application for which a monograph is available. There will be a compilation of over 100 monographs of common NHPs for reference.

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

Natural Program will require a site license, will need to be GMP compliant and will require product licenses for its Rescue Line. However, Natural Program also qualifies for the transition periods which mean that the product license will not be required until December 31, 2007. A site license and GMP compliance will be required by January 2006.

Sources of Raw Materials

Our main Natural Program assets are our proprietary formulations for our liquid herbal remedies which have been developed in-house. Both our herbal extracts and raw materials for our liquid herbal remedies come from international sources. We outsource the manufacturing of our products to specialized providers who comply with Good Manufacturing Practices standards.

Mining Interests

Garuda has two wholly owned subsidiaries incorporated for the purpose of pursuing opportunities in the mining business. These are Garuda Gold Corporation (“Garuda Gold”), a company incorporated in British Columbia on June 3, 2002 and Garuda Minerals Inc. (“Garuda Minerals”), a Nevada company incorporated on May 6, 2005.

On May 18, 2005, Garuda Minerals obtained an option to acquire a 65% interest in an exploration license in Ghana. On the same date, Garuda Gold obtained an option to acquire a 65% interest in the contract mining of a different property in Ghana. For more information on the mining interests of Garuda Gold and Garuda Minerals please see Mining Interests, page 15. Neither Garuda Mining nor Garuda Gold have any employees in Ghana. Garuda does have one consultant in Ghana to oversee both projects.

Garuda is aware of environmental requirements in the exploration and mining on properties in Ghana. Garuda is comfortable with the requirements and regulations and will abide by them.

Employees

Our employees are engaged as follows:

	Administration/ Accounting	Sales/ Marketing	Production/ Operations	Total
Garuda Capital Corp.	1	-	-	1
Hagensborg Foods Ltd.	3	4	15	22
Natural Program Inc.	2	2	2	6

Critical Accounting Policies

Our discussion and analysis of our financial condition and results of operations are based upon our financial statements, which have been prepared in accordance with accounting principles generally accepted in the US. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate these estimates, including those related to customer programs and incentives, bad debts, inventories, investments, intangible assets, income taxes, warranty obligations, impairment or disposal of long-lived assets, contingencies and litigation. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

We consider the following accounting policies to be both those most important to the portrayal of our financial condition and that require the most subjective judgment:

  Revenue recognition
  Accounting for marketable securities
  Impairment or disposal of long-lived assets
  Inventory valuation and related reserves
  Deferred taxes

Revenue recognition

The Company recognizes revenue from sales when there is persuasive evidence that an arrangement exists, products have been rendered, the seller’s price to the buyer is determinable, and collectibility is reasonably assured.

Accounting for marketable securities

We classify our investments in marketable securities as “available for sale.” We carry these investments at fair value, based on quoted market prices, and unrealized gains and losses are included in accumulated other comprehensive income (loss), which is reflected upon the sale of our marketable securities in the statements of operations.

Impairment or disposal of long-lived assets

Long-lived assets are reviewed in accordance with Statement of Financial Accounting Standard (“SFAS”) 144. Impairment or disposal of long-lived assets losses are recognized in the period the impairment or disposal occurs. Long-lived assets are reduced to their estimated fair value.

Inventory valuation and related reserves

Inventories are valued at the lower or average cost of net realizable value. We use a standard cost system for purposes of determining cost where standards are adjusted as necessary to ensure they approximate actual costs. We write down or reserve for estimated obsolete or excess inventory based upon assumptions about future demand and market conditions. We compare current inventory levels on a product basis to our current sales forecast in order to assess our inventory reserve balance. The sales forecasts are based on economic conditions and trends (both current and projected), anticipated customer demand and acceptance of our products, current products, expected future products and various other assumptions. If actual market conditions are less favorable than those projected by management, additional write-downs may be required.

Deferred income taxes

We record a valuation allowance to reduce deferred income tax assets when it is more likely than not that some portion of the amount may not be realized.

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

We use Canadian currency and fluctuations in exchange rates could adversely affect our sales and operations.

Much of our sales and supplies of raw materials are denominated in foreign currencies, usually the Canadian dollar. Fluctuations in exchange rates, i.e., between US and Canadian dollar as well as other currencies could result in circumstances where our supplies and our products suddenly become more expensive to us or to consumers which would adversely affect our costs, our sales and our results of operations. Due to the recent fluctuations between Canadian and US prices, our revenues from US customers have been affected proportionately. While our cost of goods purchased in Canadian dollars and our revenues from US sales have remained static, once the US funds are converted into Canadian dollars, revenues have decreased due to the decreased value of the US dollar.

The number of shares issuable upon exercise of outstanding common stock purchase warrants and options may adversely affect the market price for our shares.

Derivative securities to acquire up to 10,535,022 shares of common stock at a price of $0.20 per share are outstanding as of September 23, 2005. Exercise of common stock purchase warrants and options could have an adverse effect on the market for the shares.

We do not anticipate paying dividends to shareholders in the foreseeable future.

We have not paid dividends on our common shares and intend, for the foreseeable future, to invest any earnings in the further development of our business. Accordingly, shareholders should not expect to receive any dividends on their shares.

Hagensborg Risk Factors

The business of our subsidiary, Hagensborg, is subject to a number of risks due to the nature of the business and its present state of development. Prospective purchasers should consider carefully, among other factors set forth in this Report, the following:

Our new products will be competing against well established chocolate and gourmet food companies.

Our chocolate and gourmet food products compete in markets dominated by extremely large, well financed and internationally recognized companies. Our ability to compete will depend upon developing our brand recognition and distribution methods, while our competitors already have well established brands and distribution and many times our financial ability. Focused competition by such giants could substantially limit our potential market and ability to profit from these products. Such competition may result in reduced sales, reduced margins or both.

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

The growth of Hagensborg is dependent to a significant degree on its ability to expand the marketing and sales activity to generate additional sales, and our ability to update and expand its product line. In the past two years Hagensborg has introduced several new products. The financial performance of Hagensborg is also dependent upon management’s ability to successfully administer the resulting expanded operations. Hagensborg may not increase its sales of existing products or develop and sell new products on a profitable basis.

Natural Program Risk Factors

The business of Natural Program is subject to a number of risks due to the nature of the business and its present state of development. Prospective purchasers should consider carefully, among other factors set forth in this Report, the following

We may face product liability for the products we manufacture and sell.

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

The regulatory environment governing herbal remedies varies from country to country and changes at an unpredictable rate. The success of Natural Program is dependent to a significant degree on its ability to comply with industry regulations for product labeling, testing, and the like. If Natural Program is unsuccessful in identifying and complying with changing industry regulations, there may be a material adverse effect on its results. The Food and Drug Administration in the US currently requires that manufacturers, processors and packagers of food, drugs, medical equipment and blood follow Good Manufacturing Practices. As of January 1, 2004 the Natural Health Products Directorate became the regulating body for natural health products in Canada. Previous regulations were defined by the Food and Drug Regulations. The new regulations will affect manufacturers, distributors, importers, labelers and packagers of NHP.

Item 2. Description of Property.

Our properties are as follows:

Garuda

Garuda’s head office is located at 1978 Vine Street, Suite 502, Vancouver, British Columbia, V6K 4S1, Canada. Our head office is currently located in the private residence of C. Robin Relph, President of Garuda. No consideration is being paid to Mr. Relph for the use of space in his private residence. A commercial office space will be leased in due course as needed.

Hagensborg

Hagensborg’s head office is located at 1576 Rand Avenue, Vancouver, British Columbia, V6P 3G2, Canada and is 20,200 square feet in size. Until March 31, 2005 the monthly lease amount was CDN$10,100 (US$8,627.42) . Commencing April 1, 2005, the monthly lease amount was CDN$10,520 (US$8,986.18) .. The lease expires on March 31, 2007.

Natural Program

Natural Program’s head office is located at 2245 West Broadway, Suite 102, Vancouver, British Columbia, V6K 2E4, Canada and is 765 square feet in size. The monthly lease is CDN$1,474 (US$1,259.09) and expires on February 28, 2007.

Mining Interests

Ho Property

On May 18, 2005, Garuda Minerals entered into a binding letter of intent with Newhaven Resources Ltd. (“Newhaven”) and Aquarian Gold Corporation (“Aquarian”) and obtained an option to acquire a 65% interest in an exploration license in the form of an Environmental Permit for Mineral Exploration (the “Permit”) on an area of approximately 200 km2 located near the town of Ho, in the Volta region of Ghana (the “Ho Property”). A copy of the Permit has been included as an exhibit to this Report. Pursuant to the agreement, Garuda Minerals has until May 17, 2006 to spend $300,000 on direct or indirect exploration expenses in order to exercise its option on the Ho Property, and after exercise must spend a further $200,000 before Newhaven is required to contribute to expenses. Once Garuda Minerals exercises the option, Newhaven will retain a 25% interest and Aquarian will have a 10% interest in the Ho Property. Aquarian previously had the Ho Property under option, but has disclaimed any rights other than its right to a 10% interest. After Garuda Minerals has spent $500,000 on the exploration of the Ho Property, each of Newhaven, Aquarian and Garuda Minerals will be required to contribute towards expenses according to their respective percentage of ownership. Jurgen Wolf, a director of Garuda, is also a director of Aquarian.

Garuda Minerals has not yet begun geophysical surveys or soil sampling on the Ho Property, and has not yet invested in plant or equipment to explore the Ho Property.

Rocks of the Togo and Dahomeyan series cut by intrusives underlie the regional area of the concession on the Ho Property. Previous work in the area has been a systematic geological mapping and prospecting by the Ghana government’s geological survey department. Within the concession area occurrences of chromites have been associated with the pyroxenite intrusions.

Of these prospects, Agbeau-Afubu received some attention with the Ghana government’s geological survey department reporting a chrome oxide occurrence of about 30%. Garuda Minerals will undertake its own geochemistry, geophysics and a substantial trenching program to further define the geology and pinpoint drill targets. The Ho Property is without known reserves and the mining program is exploratory in nature. A copy of the proposed work program prepared by Newhaven has been attached as an exhibit to this Report.

Prestia Property

On May 18, 2005, Garuda Gold entered into an agreement with Newhaven and Aquarian whereby Garuda Gold obtained an option to acquire a 65% interest in the contract mining of an open pit property with an exposed vein system in a property in Prestia, Ghana (the “Prestia Property”). Newhaven’s interest consists of a contract for mining services with Robert Appiah and Group, whereby Newhaven has the right to receive 90% of the proceeds of the total value of any mined gold, in consideration for the provision of mining services which include project administration, exploration, sampling, documentation of existing mineral resources and other services related to mining operations on the Prestia Property (the “Interest”). A copy of the agreement between Robert Appiah and Group with Newhaven granting Newhaven the Interest is included as an exhibit to this Report. The Interest includes any mining rights that Newhaven acquires in the areas surrounding the Prestia Property. The Prestia Property lies in the Western Province of Ghana. Garuda must spent $300,000 on mining operations on the Prestia Property prior to May 17, 2006 in order to exercise its option to acquire 65% of the Interest. If the option is exercised, Newhaven will retain 25% and Aquarian will have 10% of the interest, and each party will be required to contribute to ongoing expenses according to its percentage interest. Garuda Gold has not yet begun to assess or survey the Prestia Property, and has not yet invested in any plant or equipment for its exploration.

The Prestia Property lies in the Western Province of Ghana within the Axim-Konogo gold belt which hosts the Obussi mine of Anglogold Ashanti. Garuda has the option of making a work commitment of $300,000 over the next 12 months to earn its interest. The Prestia Property is without known reserves and the mining program is exploratory in nature.

The exploration and development team on both the Prestia Property and the Ho Property consists of several experienced Canadian miners and mining engineers who will be in charge of day-to-day operations in Ghana. The geological team will be under the direction of Dr. Johnson Manu. Dr. Manu is a Ghanaian geologist and author of widely referenced publications on the Birimian gold belt. Dr. Manu is a senior lecturer in geology at the University of Ghana. Dr. Manu was primarily responsible for acquiring these two projects on the Prestia Property and the Ho Property now under option from Newhaven, where he serves as a director.

Item 3. Legal Proceedings.

We know of no material, active or pending legal proceedings against us, nor are we involved as a plaintiff in any material proceedings or pending litigation. There are no proceedings in which any of our directors, officers or affiliates, or any registered or beneficial shareholders are an adverse party or have a material interest adverse to us.

Item 4. Submission of Matters to a Vote of Security Holders.

The following matters were submitted to a vote of our stockholders, and passed by resolution at our Annual General Meeting (the “AGM”) which took place on June 27, 2005:

1.	To elect C. Robin Relph, G. Arnold Armstrong and Jurgen Wolf as directors to serve for the ensuing year and until their successors are elected;

2.	To increase the authorized share capital of Garuda from 50,000,000 to 100,000,000 shares of common stock;

3.	To approve Garuda’s 2005 Inventive Stock Option Plan; and

4.	To ratify the issuance of 800,000 shares to Garuda’s directors in April 2005 as compensation for their services.

Of the 28,228,620 common shares eligible for voting at the AGM, 14,345,990 shares were voted, and all were voted in favour of each of the matters submitted to a vote of the stockholders.

PART II

Item 5. Market for Common Equity and Related Stockholder Matters.

There is a limited public market for our common shares. Our common shares are quoted for trading on the NASD OTC Bulletin Board under the symbol “GRUA”.

The following table shows the high and low prices of our common shares on the NASD OTC Bulletin Board. The following quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions:

Period	High	Low
First Quarter – September 30, 2003	0.22	0.10
Second Quarter – December 31, 2003	0.20	0.06
Third Quarter – March 31, 2004	0.16	0.15
Fourth Quarter – June 30, 2004	0.16	0.08
July 1, 2004 – Sept 30, 2004	0.10	0.02
Oct 1, 2004 – Dec 31, 2004	0.10	0.05
Jan 1, 2005 – Mar 31, 2005	0.25	0.10
Apr 1, 2005 – Jun 30, 2005	0.22	0.09

As of June 30, 2005, there were 34,655,619 common shares outstanding, held by approximately 108 shareholders of record.

On June 27, 2005, the shareholders of the Company approved to increase the authorized common stocks to 100,000,000 units, $0.001 per par value, at the Company’s Annual General Meeting.

To date, we have not paid any dividends on Garuda’s common shares and do not expect to declare or pay any dividends on our common shares in the foreseeable future. Payment of any dividends will depend upon future earnings, if any, our financial condition, and other factors as deemed relevant by our Board of Directors.

Equity Compensation Plans

On March 22, 2005, Garuda filed with the SEC a Registration Statement on Form S-8 registering 3,000,000 common shares issuable to employees and consultants pursuant to Garuda’s 2005 Non-Qualified Stock Compensation Plan approved by the Board on March 4, 2005. As of June 30, 2005, 3,000,000 shares had been issued under the plan.

On April 29, 2005, Garuda filed with the SEC a Form S-8 registering 4,000,000 common shares to be issued to employees and consultants pursuant to Garuda’s April 2004 Non-Qualified Stock Compensation Plan approved by the Board on April 26, 2005. As of June 30, 2005, 3,007,000 shares have been issued under the plan.

On May 11, 2005, Garuda’s Board approved Garuda’s 2005 Incentive Stock Option Plan, to issue up to 8,000,000 options, and the plan was approved by the shareholders at the AGM on June 27, 2005. The 2005 Stock Option Plan has not yet been registered in SEC Form S-8. To date, no options have been issued under the 2005 Stock Option Plan.

Equity Compensation Plan Information

	Year Ended June 30, 2005
	Number of Shares to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted- Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Shares Remaining Available for Future Issuance Under Equity Compensation Plans
Equity compensation plans not approved by shareholders	0	0	8,000,000
Equity compensation plans approved by shareholders	0	0	993,000
Total	0	0	8,993,000

Recent Sales of Unregistered Securities

On June 30, 2005, Garuda entered into private placements subscription agreements for the sale of 3,500,000 units at a price of $0.10 per unit (the “Units”). Each unit consisting of one share of common stock and a one-half non-transferable warrant, with each warrant to purchase one share in Garuda at an exercise price of $0.20 per share, exercisable for a period of two years from the date of issuance.

On April 20, 2005, Garuda issued, to compensate its directors and officer for the quarter ended March 31, 2005, at a deemed price of $0.10 per share:

a.	500,000 shares of Garuda’s common stock to C. Robin Relph, Garuda’s President;

b.	50,000 shares of Garuda’s common stock to Arnold Armstrong, a director of Garuda at the time; and

c.	250,000 shares of Garuda’s common stock to Jurgen Wolf, a director.

Garuda did not employ an underwriter in connection with the issuance of the securities described above. We believe that the issuance of the foregoing securities was exempt from registration under Section 4(2) of the Securities Act, as transactions not involving a public offering. Each of the recipients acquired the securities for investment purposes only and not with a view to distribution and each recipient had adequate information about Garuda.

Item 6. Management's Discussion and Analysis or Plan of Operation.

Overview

Hagensborg, Natural Program, Garuda Gold, Garuda Ventures and Garuda Minerals are all wholly owned subsidiaries of Garuda. Hagensborg manufactures and distributes chocolate and has been active during the past year in redeveloping and re-launching its product line. Hagensborg also sells canned seafood products through its wholly owned subsidiary, Hagensborg Seafoods Limited. Natural Program sells herbal remedies through its wholly owned subsidiary Natural Program Ltd. in Vancouver, British Columbia, Canada. Garuda Ventures is not active except that it has investments in the form of securities in other companies. Garuda Minerals and Garuda Gold each have recently entered into binding letters of intent agreements to acquire options to participate in mining properties located in Ghana, Africa.

Forward Looking Statements

This Report contains certain forward-looking statements within the meaning of Section 21(e) of the Securities Exchange Act of 1934, as amended, and other applicable securities laws. All statements other than statements of historical fact are “forward-looking statements” for purposes of these provisions, including any projections of earnings, revenues, or other financial items; any statements of the plans, strategies, and objectives of management for future operation; any statements concerning proposed new products, services, or developments; any statements regarding future economic conditions or performance; statements of belief; and any statement of assumptions underlying any of the foregoing. Such forward-looking statements are subject to inherent risks and uncertainties and actual results could differ materially from those anticipated by the forward-looking statements.

Results of Operations for the year ended June 30, 2005 compared to June 30, 2004

During the fiscal year ended June 30, 2005, we realized total revenues of $701,637 with a net loss for the year of $1,365,993. During the fiscal year ended June 30, 2004, we realized total revenues of $1,236,079 with a net loss of $844,595. The 43% decrease in revenues was the result of decreased sales for Hagensborg and the 62% increase in net loss for Fiscal 2005 was a result of product and package re-design expenses that were incurred for Hagensborg’s operations.

We are subject to seasonal effects on chocolate purchases. Approximately 40% of our sales of chocolate products in the fiscal year ended June 30, 2005 were generated during the Christmas season. The Spring season which includes Valentine’s Day, Easter and Mother’s Day is the second most important chocolate consumption season after Christmas. We anticipate that during the next fiscal year, our greatest sales of our chocolates will take place during the Christmas season and in the Spring.

Gross profit for the year ended June 30, 2005 was $77,451, compared to $182,355 for the same period in 2004.

Our general and administrative costs for the year ended June 30, 2005 were $929,111 compared to $573,281 for the year ended June 30, 2004. The general and administrative expenses consisted primarily of personnel costs, professional and legal costs, consulting fees, and general office costs. The increase in general and administrative costs in Fiscal 2005 is largely the result of increased accounting, legal and consulting fees.

Our premises leases for both Hagensborg and Natural Program were $164,290 and $146,812 for the year ended June 30, 2005 and June 30, 2004, respectively. Effective March 31, 2004, we renewed the lease for the premises for both Hagensborg and Natural Program the lease costs have not increased significantly.

We anticipate that we will have increased sales in the coming year from increased product sales through both Hagensborg and Natural Program. We also anticipate that we will need to incur greater expenses for marketing costs, hiring sales personnel, broker fees and trade show attendance fees as we implement our business growth strategies for Hagensborg and Natural Program.

Liquidity and Capital Resources for the year ended June 30, 2005 compared to June 30, 2004

We believe that sales from Hagensborg and Natural Program will not provide sufficient capital resources to sustain our operations and fund product development throughout the fiscal year ended June 30, 2006. Management has been able, thus far, to finance the operations through a series of equity and debt financings. While we have received a “going concern” opinion from our auditors, management plans to continue to seek other sources of financing on favorable terms; however, there are no assurances that any such financing can be obtained on favorable terms, if at all. Management believes it has implemented significant cost reductions and expects to keep it's operating costs to a minimum until cash is available through financing or operating activities. There is no assurance that the company will be successful in achieving these goals. We continually evaluate opportunities to sell additional equity or debt securities, or obtain credit facilities from lenders to strengthen our financial position. The sale of additional equity or convertible debt securities could result in additional dilution to our stockholders.

We have financed Hagensborg’s operations partly through revenues from operations and bank credit facilities, and partly through the issuance of equity shares and convertible debentures. Hagensborg has not been able to reach the break-even point for the last four fiscal years and has had to rely on Garuda for capital resources. We believe that sales from Hagensborg’s new product lines will add new capital resources over the coming year, but may not be sufficient to sustain operations and fund new product launches throughout the fiscal year ending June 30, 2006. If we are to pursue the options in mining interests granted to Garuda Gold and Garuda Minerals, we will need to invest approximately $500,000 during the next year in the mining properties subject to those interests.

We have financed Natural Program’s operations partly through revenues and bank credit facilities, and partly through the issuance of equity shares. Natural Program has not yet able to reach the break-even point and has had to rely on Garuda for capital resources. We believe that additional sales resulting from Natural Program’s increased marketing efforts will add new capital resources, but may not be sufficient to sustain operations and fund new product launches throughout the fiscal year ending June 30, 2006.

During the year ended June 30, 2005, our current assets to current liabilities ratio increased to 0.59 from 0.30 for the same period in 2004. Current assets increased $96,669 from $583,162 in 2004 to $679,831 in 2005, primarily as a result of increased sellable securities and prepaid expenses in 2005. Current liabilities decreased $795,519 from $1,947,098 in 2004 to $1,151,579 in 2005, primarily as a result of the decrease of bank indebtedness and notes payable to related party.

Non-current assets for the year ended June 30, 2005 were $219,833 net of depreciation.

Total liabilities decreased from $1,962,068 for the year ended June 30, 2004 to $1,164,971 for the year ended June 30, 2005. For the year ended June 30, 2005, this includes $1,151,579 in current liabilities, including short-term loans of $185,000.

Garuda is considering a reorganization of its corporate structure and subsidiaries which would involve spinning off Hagensborg and Natural Program as separately owned companies through a declaration of dividends to existing shareholders, to allow Garuda to focus on its mining interests. If Garuda does pursue such reorganization, Garuda anticipates that it would reduce the value of its assets significantly, but would allow Garuda to focus on raising capital for its mining interests.

Our independent accountants, in their report accompanying our audited financial statements for the year ended June 30, 2005, have stated that there is substantial doubt about our ability to continue as a going concern. We will require an additional $1,000,000 to finance operations for Fiscal year 2005/6 and intend to obtain such financing through sales of Garuda’s equity securities. The threat to our ability to continue as a going concern will be removed only when revenues have reached a level that sustains Garuda’s business operations.

We have no binding commitments or arrangements for additional financing and there is no assurance that management will be able to obtain any additional financing on acceptable terms, if at all.

Item 7. Financial Statements.

Our consolidated financial statements for the year ended June 30, 2005, together with the Report of Independent Registered Public Accounting Firm thereon, are included in this Report commencing on page F-1.

Item 8. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

On July 11, 2005, Williams & Webster, P.S. (“Williams”) informed Garuda that it would no longer represent Garuda as its accountants, effective immediately. Williams last reported on Garuda’s financial statements as of October 14, 2004. Garuda’s financial statements for the year ended June 30, 2004, as audited by Williams, included an independent auditor's report containing an explanatory paragraph describing substantial doubt as to Garuda’s ability to continue as a going concern. During Garuda’s most recent fiscal year and the subsequent interim period through July 11, 2005, there were no disagreements with Williams on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which, if not resolved, to Williams's satisfaction, would have caused it to make reference to the subject matter of the disagreement in connection with its report. However, Williams's reports on Garuda’s consolidated financial statements contained an explanatory paragraph describing substantial doubt as to Garuda’s ability to continue as a going concern.

On August 8, 2005, Garuda engaged Ernst & Young LLP, Chartered Accountants to serve as its independent public accounting firm.

Item 8A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of June 30, 2005, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures. We are responsible for establishing and maintaining adaquate internal controls and procedures for the financial reporting of Garuda. Disclosure controls and procedures are the controls and other procedures that we designed to ensure that we record, process, summarize and report in a timely manner the information we must disclose in reports that we file with or submit to the SEC. Our Chief Executive Officer and Chief Financial Officer participated in this evaluation. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of the date of his evaluation, our disclosure controls and procedures were effective. We evaluate the internal controls on a regular bases to ensure that we are in compliance with our policies.

There have been no changes in our internal control over financial reporting that occurred during our fourth fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 8B. Other Information.

None.

PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.

(a)	The following table sets forth the name, age, and position of the executive officers and directors of Garuda as of September 24, 2005.

Name and Age	Position(s) Held (1)	Principal Occupation(s) During Past 5 Years	Other Directorships Held by Director
C. Robin Relph, 55	Director, President,
CFO, CEO
from April 2002
Director of Hagensborg
Foods Ltd. from 1998
Director of Natural
Program Inc. and
Natural Program Ltd.
from July 2000
Director of Garuda Gold
Corporation
from May 2004
Director and President
of Garuda Ventures
Canada Inc.
from February 2002
Director and President
of Hagensborg
Seafoods Limited
	from April 2001	President of Garuda from May 2002 Director of Hagensborg Food Corporation from 1998 to March 2003	n/a
Jurgen Wolf, 70	Director from October 2002 Director of Hagensborg Foods Ltd. from 1999	President of US Oil and Gas Resources Inc. (TSX: USR) from 1999 to present	Tasty Fries (OTC BB: TFRY), Shoreman Resources (TSX: SMH), August Energy Corp. (PK: OENC)

(1)	Hagensborg Foods Ltd, Natural Program Inc., Natural Program Ltd., Garuda Gold Corporation, Garuda Ventures Canada Inc. and Hagensborg Seafoods Limited, are all wholly owned subsidiaries of Garuda.

Significant Employees

There are no individuals other than our executive officers who are expected to make a significant contribution to the business.

Family Relationships

There are no family relationships among directors, executive officers, or persons nominated or chosen by Garuda to become directors or executive officers.

No Legal Proceedings

None of our directors, executive officers, promoters or control persons have been involved in any of the following events during the past five years:

1.	any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time;

2.	any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offenses);

3.

being subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities; or

4.

being found by a court of competent jurisdiction (in a civil action), the SEC or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated.

Board of Directors and Its Committees

The Board of Directors met in person or via telephone regularly during Garuda’s fiscal year ended June 30, 2005. Each member of the Board of Directors attended at least 75% of the meetings. The Board of Directors currently does not have a nominating committee or a compensation committee.

The Board of Directors of Garuda has an audit committee that is currently composed of two members, Jurgen Wolf and C. Robin Relph (Mr. Armstrong was also a member until his resignation on August 18, 2005.) The audit committee met two times during the past fiscal year. The audit committee is responsible for the selection and retention of independent auditors, audit reports and management recommendations made by Garuda’s independent auditors. Garuda’s Board of Directors has determined that each audit committee member has sufficient knowledge in financial and accounting matters to serve on the committee and that each member is an “audit committee financial expert” as defined by the rules of the Securities and Exchange Commission (the “SEC”). The Board of Directors has not adopted a written charter for the audit committee.

Director Nominees

Garuda does not have a nominating committee. The Board of Directors, sitting as a Board, selects those individuals to stand for election as members of our Board. Since the Board of Directors does not include a majority of independent directors, the decision of the Board as to director nominees is made by persons who have an interest in the outcome of the determination. The Board will consider candidates for directors proposed by security holders, although no formal procedures for submitting candidates have been adopted. Until otherwise determined, not less than 90 days prior to the next annual Board of Directors' meeting at which the slate of Board nominees is adopted, the Board accepts written submissions that include the name, address and telephone number of the proposed nominee, along with a brief statement of the candidate's qualifications to serve as a director and a statement of why the shareholder submitting the name of the proposed nominee believes that the nomination would be in the best interests of shareholders. If the proposed nominee is not the security holder submitting the name of the candidate, a letter from the candidate agreeing to the submission of his or her name for consideration should be provided at the time of submission. The letter should be accompanied by a résumé supporting the nominee's qualifications to serve on the Board of Directors, as well as a list of references.

The Board identifies director nominees through a combination of referrals, including by management, existing Board members and security holders, where warranted. Once a candidate has been identified, the Board reviews the individual's experience and background and may discuss the proposed nominee with the source of the recommendation. If the Board believes it to be appropriate, Board members may meet with the proposed nominee before making a final determination whether to include the proposed nominee as a member of management's slate of director nominees submitted to shareholders for election to the Board.

Among the factors that the Board considers when evaluating proposed nominees are their knowledge of and experience with and knowledge of and experience in business matters, finance, capital markets and mergers and acquisitions. The Board may request additional information from the candidate prior to reaching a determination. The Board is under no obligation to formally respond to all recommendations, although as a matter of practice, it will endeavor to do so.

Code of Ethics

Garuda has not yet adopted a code of ethics that applies to Garuda’s principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions because it has not yet finalized the content of such a code. Companies whose equity securities are listed for trading on the OTCBB are not currently required to do so.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended (“Section 16”), requires that reports of beneficial ownership of capital stock and changes in such ownership be filed with the SEC by Section 16 “reporting persons”, including directors, certain officers, and holders of more than 10% of the outstanding common shares. We are required to disclose in this Report each reporting person whom we know to have failed to file any required reports under Section 16 on a timely basis during the fiscal year ended June 30, 2005.

To our knowledge, based solely on a review of copies of Forms 3, 4 and 5 furnished to us and written representations that no other reports were required, during the fiscal year ended June 30, 2005, our officers, directors and 10% shareholders complied with all Section 16 filing requirements applicable to them, except that some of the Form 4s were filed late.

Item 10. Executive Compensation.

The following table sets forth compensation awarded to, earned by or paid to our Chief Executive Officer (CEO), and to other persons serving as executive officers as of June 30, 2005, whose salary and bonus for such year exceeded $100,000 (collectively, the “Named Executive Officers”) for the last two completed fiscal years.

Long Term Compensation
	Summary Compensation Annual Compensation			Awards		Payouts
Name and Principal Position	Year	Salary $	Bonus $	Other Annual Compensation $	Restricted Stock Award(s) $	Securities Underlying Options/SARs (#)	LTIP Payouts $	All Other Compensation $
C. Robin Relph	2005	72,000(1)	Nil	Nil	56,000(2)	Nil	Nil	Nil
President and CEO	2004	72,000(1)	Nil	18,000	Nil	Nil	Nil	Nil

(1)	Represents consulting fees paid to Mr. Relph as President.

(2)	Represents 500,000 shares of Garuda common stock issued at $0.10 per share and 300,000 shares of common stock issued at $0.02 per share.

Employment Agreements

We have no written employment agreements with executive officers at this time. Consulting fees in the amount of $72,000 per year were paid to C. Robin Relph, President during the last fiscal year:

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

Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth certain information concerning the number of shares of our common stock owned beneficially as of June 30, 2005 by: (i) each of our directors; (ii) each of our named executive officers; (iii) officers and directors as a group; and (iv) each person or group is known by us to beneficially own more than 5% of our outstanding shares of common stock. Unless otherwise indicated, the shareholders listed possess sole voting and investment power with respect to the shares shown to our knowledge.

Directors and Officers
Title of Class	Name, position & address of beneficial owner (1)	Number of Shares of Common Stock (2)	Percentage of Common Stock (3)
Common Stock	C. Robin Relph, President & Chief Executive Officer #4, Old Fort Bay, New Providence, Bahamas	6,339,032 (4)	17.78%
Common Stock	G. Arnold Armstrong, Director 2080 - 777 Hornby Street Vancouver, BC, V6Z 1S4 Canada	3,150,066 (5)	8.83%
Common Stock	Jurgen Wolf, Director 103 – 1285 – 17th Avenue Surrey, BC, V4A 1T8 Canada	3,410,000 (6)	9.56%
Common Stock	All Officers and Directors as a Group (4 persons)	12,999,098	36.18%

(1)	Unless otherwise noted, the address for all persons shall be the principal executive office of Garuda.

(2)	The number and percentage of shares beneficially owned is determined under rules of the SEC and the information is not necessarily indicative of beneficial ownership for any other purpose.

Under such rules, beneficial ownership includes any shares as to which the individual has sole or shared voting power or investment power and also any shares which the individual has the right to acquire within 60 days through the exercise of any stock option or other right. The persons named in the table have sole voting and investment power with respect to all shares of Common Stock shown as beneficially owned by them, subject to community property laws where applicable and the information contained in the footnotes to this table.

(3)	Based on 34,655,619 issued and outstanding shares of common stock as of June 30, 2005.

(4)	Includes:

a.	3,043,574 shares held directly and 950,000 shares issuable upon exercise of warrants;

b.	in the name of Buckingham Securities Ltd., of which Mr. Relph is managing director, 935,200 shares and 250,000 shares issuable to Buckingham Securities Ltd. upon exercise of warrants;

c.	86,000 shares in the name of Hagensborg Foods Corp., a company of which Mr. Relph owns 13% of the outstanding and issued shares;

d.	582,258 shares in the name of Garuda Ventures Ltd., of which Mr. Relph is a director and of which Mr. Relph disclaims any beneficial ownership;

e.	192,000 shares in the name of Rigpa Foundation, of which Mr. Relph is the Chair of the Board of Trustees and of which Mr. Relph disclaims any beneficial ownership; and

f.	300,000 shares in the name of Zambala Ventures Ltd., of which Mr. Relph is a director and of which Mr. Relph disclaims any beneficial ownership.

(5)	Includes:

	a.	170,000 shares held directly;

	b.	418,878 shares in the name of Armada Investments Ltd., a company wholly owned by Mr. Armstrong and 209,439 shares issuable to Armada Investments Ltd. upon exercise of warrants;

c.

1,208,086 shares in the name of International Cetec Investments Inc., a company controlled by Mr. Armstrong and 304,043 shares issuable to International Cetec Investments Inc. upon exercise of warrants; and

	d.	593,080 shares in the name of Kelvin Grove Estates Ltd., a company controlled by Mr. Armstrong and 246,540 shares issuable to Kelvin Grove Estates Ltd. upon exercise of warrants.

(6)	Includes:

	a.	910,000 shares held directly and 250,000 shares issuable upon the exercise of warrants; and

b.

1,500,000 shares in the name of August Energy Corp., a company of which Mr. Wolf is a director and President and of which Mr. Wolf disclaims any beneficial ownership and 750,000 shares issuable to August Energy Corp. upon exercise of warrants.

Item 12. Certain Relationships and Related Transactions.

During the fiscal year ended June 30, 2005, we entered into the following transactions in which certain of our officers or directors have a direct or indirect material interest.

On November 9, 2004 Garuda issued 500,000 shares of its common stock at a deemed price of $0.02 per share, fair market value, as compensation to directors as follows:

1.	C. Robin Relph received 300,000 shares;

2.	G. Arnold Armstrong, a director of Garuda, received 100,000 shares; and

3.	Jurgen Wolf, a director of Garuda, received 100,000 shares.

On March 15, 2005, Garuda sold units at $0.10 per unit, each unit consisting of one share of common stock and a one-half non-transferable warrant. Each full warrant allows the purchase one share at an exercise price of $0.20 per share, exercisable for a period of two years from the date of issuance, to the following directors/control persons:

1.	C. Robin Relph - 900,000 units;

2.	Buckingham Securities, a company controlled by C. Robin Relph - 300,000 units;

3.	August Energy Corp., a company controlled by Jurgen Wolf - 1,500,000 units;

4.	Jurgen Wolf – 500,000 units; and

5.	International Cetec Investments Inc., Armada Investments Ltd. and Kelvin Grove Estates Ltd., all companies controlled by Arnold Armstrong, - in total 1,520,044 units.

On April 20, 2005, Garuda issued, to compensate its directors and officer for the quarter ended March 31, 2005, at a deemed price of $0.10 per share:

1.	500,000 shares of Garuda’s common stock to C. Robin Relph, Garuda’s President;

2.	50,000 shares of Garuda’s common stock to Arnold Armstrong, a director of the Company; and

3.	250,000 shares of Garuda’s common stock to Jurgen Wolf, a director of Garuda.

On June 30, 2005, Garuda sold units at $0.10 per unit, each unit consisting of one share of common stock and a one-half non-transferable warrant. Each full warrant allows the purchase one share at an exercise price of $0.20 per share, exercisable for a period of two years from the date of issuance, to the following directors/control persons:

1.	C. Robin Relph - 1,000,000 units; and

2.	Buckingham Securities Ltd., a company controlled by Mr. Relph - 200,000 units.

During the fiscal year ended June 30, 2005, we incurred consulting fees of $72,000 to C. Robin Relph, our President for his acting as President.

Item 13. Exhibits.

Exhibits

3.1	Articles of Incorporation (Incorporated by reference from as Exhibit 3.(I) to our Registration Statement filed on Form 10-SB filed on June 29, 2000)

3.2	Bylaws (incorporated by reference as Exhibit 3.2 to our Annual Report on Form 10-KSB filed on October 15, 2002)

3.3	Articles of Amendment (incorporated by reference as Exhibit 3.3 to our Annual Report on Form 10-KSB filed on October 15, 2002)

3.4	Articles of Amendment

10.1	Design Agreement between Hagensborg and Turner Duckworth dated March 16, 2005 (incorporated by reference as exhibit 10.1 to our Quarterly Report on Form 10-QSB filed on May 12, 2005)

10.2	Agreement between Garuda Minerals, Newhaven and Aquarian dated May 18, 2005 (incorporated by reference as exhibit 10.1 to our Report on Form 8-K filed on May 25, 2005)

10.3	Agreement between Garuda Gold, Newhaven and Aquarian dated May 18, 2005 (incorporated by reference as exhibit 10.2 to our Report on Form 8-K filed on May 25, 2005)

10.4	Agreement between Garuda and Newhaven dated May 6, 2005 (incorporated by reference as exhibit 10.3 to our Report on Form 8-K filed on May 25, 2005)

10.5	Environmental Permit for Mineral Exploration dated April 20, 2005

10.6	Proposed Work Program for Chromium Prospecting in Ghana

10.7	Agreement for Mining Services between Robert Appiah and Newhaven dated May 6, 2005

21	Subsidiaries of the Registrant

Name	State of Incorporation

Hagensborg Foods Ltd.	British Columbia
Hagensborg Seafoods Ltd.	British Columbia
Natural Program Inc.	Nevada
Natural Program Ltd.	British Columbia
Garuda Ventures Canada Inc.	British Columbia
Garuda Gold Corporation	British Columbia
Garuda Minerals Inc.	Nevada

31.1	Certification of the Chief Executive Officer and Chief Financial Officer Pursuant to Rule 13a-14 or 15d-14 of the Exchange Act pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Item 14. Principal Accountant Fees and Services.

Audit and Non-Audit Fees

The following table represents fees for the professional audit services and fees billed for other services rendered by our current auditors, Ernst & Young, LLP for the audit of our annual financial statements for the year ended June 30, 2005 and any other fees billed for other services rendered by Ernst & Young LLP during that period. Also set forth below is a table representing fees for the professional audit services rendered by our former auditors, Williams & Webster, P.S., Certified Public Accountants, for the audit of our annual financial statements for the year ended June 30, 2004, and any other fees billed for other services by Williams & Webster, P.S. during that period.

Ernst & Young LLP
Year Ended June 30, 2005
Audit fees	CDN$52,000	US$42,000
Audit-related fees	CDN$8,000	US$ 6,400
Tax fees	0	0
All other fees	0	0
Total	CDN$60,000	US$48,400

Williams & Webster, P.S., Certified Public Accountants
Year ended June 30, 2004
Audit fees	US$66,529
Audit-related fees	0
Tax fees	0
All other fees	0
Total	US$66,529

Beginning in Fiscal 2004, the Audit Committee reviews all audit and non-audit related fees at least annually. The Audit Committee pre-approved all audit related services in Fiscal 2005.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

GARUDA CAPITAL CORP.

By: /s/ C. Robin Relph

Date: November 10, 2005	C. Robin Relph,
President, Chief Executive
Officer, Chief Financial Officer,
Director,
Principal Accounting Officer

Pursuant to the requirements of the Exchange Act this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ C. Robin Relph	President, Chief Executive	November 10, 2005
C. Robin Relph	Officer, Chief Financial Officer,
Director and Principal Accounting
Officer

/s/ Jurgen Wolf	Director	November 10, 2005
Jurgen Wolf

Consolidated Financial Statements

Garuda Capital Corp.
(Expressed in United States dollars)
June 30, 2005

F-i

REPORT OF INDEPENDENT REGISTERED
PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Garuda Capital Corp.

We have audited the accompanying consolidated balance sheet of Garuda Capital Corp. as of June 30, 2005 and the related consolidated statement of operations and comprehensive loss, stockholders’ deficiency and cash flows statement for the year ended June 30, 2005. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards of the Public Company Oversight Board (United States). Those standards require that we plan and perform an audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company’s internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Garuda Capital Corp. at June 30, 2005, and the consolidated results of its operations and its cash flows for the year ended June 30, 2005, in conformity with U.S. generally accepted accounting principles.

As discussed in Note 1 to the financial statements, the Company’s recurring net losses and working capital deficiency raise substantial doubt about its ability to continue as a going concern. Management’s plans as to these matters are also described in Note 1. These financial statements do not include any adjustments that might result from the outcome of this uncertainty.

The financial statements of Garuda Capital Corp. as of June 30, 2004 were audited by other auditors whose report dated October 15, 2004, except for Note 12, which is dated November 10, 2005, expressed an unqualified opinion on those statements.

November, Canada,	/s/ Ernst & Young LLP
October 28, 2005.	Chartered Accountants

Garuda Capital Corp.

CONSOLIDATED BALANCE SHEETS
[Basis of presentation - see note 1]

As at June 30	(Expressed in U.S. dollars)

	2005	2004
	$	$

ASSETS
Current
Marketable securities [note 3]	291,315	168,655
Accounts receivable [note 16]	84,096	126,970
Inventory [note 4]	277,952	272,191
Prepaid expenses	26,468	15,346
Total current assets	679,831	583,162
Machinery and equipment [note 5]	204,591	240,178
Patents and trademarks [note 6]	15,242	13,671
Total assets	899,664	837,011

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY
Current
Bank indebtedness [note 8]	94,754	206,653
Accounts payable and accrued expenses	344,892	413,316
Bank loan [note 8]	185,000	128,600
Notes payable [note 9]	—	22,058
Notes payable - related party [note 13]	524,558	1,174,184
Capital lease obligation [note 17]	2,375	2,287
Total current liabilities	1,151,579	1,947,098
Capital lease obligation [note 17]	—	2,758
Government loan [note 10]	13,392	12,212
Total liabilities	1,164,971	1,962,068

Commitments and contingencies [notes 17 and 18]

Stockholders’ deficiency
Preferred stock, $0.01 par value; 10,000,000 shares
authorized, none issued and outstanding
Common stock, $0.001 par value; 50,000,000 shares
authorized, 34,655,619 and 6,373,575 shares issued
and outstanding [note 12]	34,656	6,374
Additional paid-in capital	5,181,587	2,444,715
Contra equity [note 14]	(395,424)	—
Accumulated deficit	(4,938,748)	(3,572,755)
Accumulated other comprehensive loss	(147,378)	(3,391)
Total stockholders’ deficiency	(265,307)	(1,125,057)
Total liabilities and stockholders’ deficiency	899,664	837,011

See accompanying notes

On behalf of the Board:

/s/ C. Robin Relph	Director	/s/ Jurgen Wolf	Director

Garuda Capital Corp.

CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE LOSS
[Basis of presentation - see note 1]

Year ended June 30	(Expressed in U.S. dollars)

	2005	2004
	$	$

REVENUE
Sales	701,637	1,236,079
Cost of sales	624,186	1,053,724
Gross profit	77,451	182,355

EXPENSES
General and administrative	929,111	573,281
Depreciation [notes 5 and 6]	11,925	7,603
Advertising and promotion	252,789	84,676
Premises leases	164,290	146,812
	1,358,115	812,372
Loss from operations	(1,280,664)	(630,017)
Other income (expense)
Foreign currency transaction income (loss)	7,659	(76,744)
Gain (loss) on sale of marketable securities	32,808	(14,821)
Other income	17,894	—
Interest expense [note 13]	(143,690)	(123,013)
	(85,329)	(214,758)
Net loss	(1,365,993)	(844,595)

Other comprehensive income (loss)
Loss on foreign currency translation	(55,710)	(8,116)
Unrealized gain (loss) on marketable securities	(88,277)	51,770
	(143,987)	43,654
Comprehensive loss	(1,509,980)	(800,941)

Net loss per common share, basic and diluted	(0.11)	(0.13)

Weighted average number of common shares
outstanding, basic and diluted	12,468,284	6,355,076

See accompanying notes

Garuda Capital Corp.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIENCY
[Basis of presentation - see note 1]

Year ended June 30	(Expressed in U.S. dollars)

					Accumulated
			Additional		other		Total
	Common stock		paid-in	Accumulated	comprehensive	Contra	Stockholders'
	Shares	Amount	capital	deficit	loss	equity	equity
	#	$	$	$	$	$	$

Balance, June 30, 2003	6,299,575	6,300	2,437,389	(2,728,160)	(47,045)	—	(331,516)
Shares issued for services at $0.30 per share	74,000	74	7,326	—	—	—	7,400
Gain/loss on foreign currency translation	—	—	—	—	(8,116)	—	(8,116)
Unrealized gain on available for sale securities	—	—	—	—	51,770	—	51,770
Net loss for the year ended June 30, 2004	—	—	—	(844,595)	—	—	(844,595)
Balance, June 30, 2004	6,373,575	6,374	2,444,715	(3,572,755)	(3,391)	—	(1,125,057)
Shares issued for compensation at $0.02 per share	1,555,000	1,555	29,545	—	—	—	31,100
Shares issued for compensation at $0.10 per share	800,000	800	79,200	—	—	—	80,000
Shares issued for services at $0.10 per share	2,980,000	2,980	295,020	—	—	—	298,000
Shares issued for services at $0.12 per share	3,000,000	3,000	357,000	—	—	—	360,000
Shares issued for services at $0.15 per share	27,000	27	4,023	—	—	—	4,050
Shares issued for debt at $0.10 per share	11,170,044	11,170	1,105,834	—	—	—	1,117,004
Shares issued for cash at $0.10 per share	8,750,000	8,750	866,250	—	—	—	875,000
Gain/loss on foreign currency translation	—	—	—	—	(55,710)	—	(55,710)
Unrealized loss on available for sale securities	—	—	—	—	(88,277)	—	(88,277)
Net loss for the year ended June 30, 2005	—	—	—	(1,365,993)	—	—	(1,365,993)
	34,655,619	34,656	5,181,587	(4,938,748)	(147,378)	—	130,117
Contra equity	—	—	—	—	—	(395,424)	(395,424)
Balance, June 30, 2005	34,655,619	34,656	5,181,587	(4,938,748)	(147,378)	(395,424)	(265,307)

See accompanying notes

Garuda Capital Corp.

CONSOLIDATED STATEMENTS OF CASH FLOWS
[Basis of presentation - see note 1]

Year ended June 30	(Expressed in U.S. dollars)

	2005	2004
	$	$

OPERATING ACTIVITIES
Net loss	(1,365,993)	(844,595)
Adjustments to reconcile net loss to net cash:
Depreciation	46,015	48,402
Common stock issued for services	377,726	7,400
Common stock issued for interest	23,487	—
(Gain) loss from sale of marketable securities	(32,808)	14,821
Changes in operating assets and liabilities:
Decrease (increase) in accounts receivable	42,874	(26,531)
Decrease (increase) in prepaid expenses	(11,122)	10,471
Decrease (increase) in inventory	(5,761)	21,031
Increase (decrease) in accounts payable and accrued expenses	(68,424)	112,328
Net cash used in operating activities	(994,006)	(656,673)

INVESTING ACTIVITIES
Purchase of equipment and intangibles	(11,998)	(19,830)
Proceeds from sale of marketable securities	570,933	114,371
Purchase of marketable securities	(748,778)	(168,655)
Net cash used in investing activities	(189,843)	(74,114)

FINANCING ACTIVITIES
Decrease in bank indebtedness	(111,899)	(56,826)
Decrease in capital lease obligations	(2,670)	(2,358)
Increase (decrease) in bank loan	56,400	(40,800)
Increase (decrease) in notes payable	(8,133)	22,059
Common stock issued for cash	875,000	—
Advances from shareholders	429,966	850,940
Net cash provided by financing activities	1,238,664	773,015

Effect of exchange rate changes on cash and cash equivalents	(54,815)	(42,228)

Net increase (decrease) in cash and cash equivalents	—	—
Cash, beginning of period	—	—
Cash, end of period	—	—

Non-cash financing and investing activities
Common stock issues for services	377,726	7,400
Common stock issued for debt	1,093,517	—
Common stock issued for interest	23,487	—

See accompanying notes

Garuda Capital Corp.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in U.S. dollars)

June 30, 2005

1. NATURE OF BUSINESS AND BASIS OF PRESENTATION

Nature of business

Garuda Capital Corp. (hereinafter “Garuda” or “the Company”) was incorporated in the State of Nevada on July 8, 1997 as Vanstar Films Inc. for the purpose of establishing itself in the film industry. Those efforts were abandoned in September 2001. On February 14, 2002, the corporate name was changed to Garuda Capital Corp.

In April 2002, Garuda acquired Hagensborg Foods Ltd., a manufacturer and marketer of fine chocolates and other gourmet foods and its wholly owned subsidiary Hagensborg Seafoods Ltd., and Natural Program Inc., an inactive company that owns 100% of the outstanding shares of Natural Program Ltd., a manufacturer and distributor of nutraceuticals. The Company, through these four wholly owned subsidiaries, sells and processes specialty food products and herbal medication to wholesale and retail customers in North America. The Company has other wholly owned subsidiaries, Garuda Minerals Inc. and Garuda Gold Corporation, which have each signed Letter of Intent agreements regarding the exploration of minerals in Ghana [see notes 17[d] and 17[e]]. The Company also has a wholly owned subsidiary, Garuda Ventures Canada Inc., whose only activity is the trading of marketable securities.

The Company’s year end is June 30. The Company is headquartered in Vancouver, B.C., Canada.

Basis of presentation

The financial statements have been prepared by management in accordance with United States generally accepted accounting principles on a going concern basis, which contemplates the realization of assets and the discharge of liabilities in the normal course of business for the foreseeable future.

The Company incurred a net loss of $1,365,993 for the year ended June 30, 2005 [2004 - 844,595] and, as at June 30, 2005 had a working capital deficiency of $471,748 and a stockholders’ deficiency of $265,307 that raises substantial doubt about its ability to continue as a going concern. Management has been able, thus far, to finance the operations through a series of equity and debt financings. In fiscal 2005, the Company received net proceeds of $875,000 in connection with the issuance of equity. Management plans to continue to seek other sources of financing on favorable terms; however, there are no assurances that any such financing can be obtained on favorable terms, if at all. Management believes it has implemented significant cost reductions and expects to keep its operating costs to a minimum until cash is available through financing or operating activities. There are no assurances that the Company will be successful in achieving these goals.

Garuda Capital Corp.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in U.S. dollars)

June 30, 2005

2. SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation (cont’d.)

These financial statements do not give effect to any adjustments to the amounts and classifications of assets and liabilities that might be necessary in the event the Company is unable to continue its operations as a going concern.

The financial statements are presented in United States dollars and have been prepared by management in accordance with accounting principles generally accepted in the United States.

The following is a summary of significant accounting policies used in the preparation of these consolidated financial statements.

Principles of consolidation

The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, Hagensborg Foods Ltd., Hagensborg Seafoods Ltd., Natural Program Inc., Garuda Minerals Inc., Garuda Gold Corporation and Garuda Venture Canada Inc.

Use of estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the period. Actual results could differ from those estimates.

Revenue recognition

The Company ships its products by common carrier and also sells products through brokers, distributors and directly to specialty stores. The Company receives its product sales price in the form of cash, credit card or on approved terms. Sales revenue and related discounts or volume incentives are recorded when the products are in the hands of the common carrier. The Company’s reserve on accounts receivable takes into consideration future potential credits, if any, from the sale of products to customers. The Company recognizes revenue from sales when there is persuasive evidence that an arrangement exists, products have been rendered, the seller’s price to the buyer is determinable, and collectibility is reasonably assured.

Garuda Capital Corp.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in U.S. dollars)

June 30, 2005

2. SIGNIFICANT ACCOUNTING POLICIES (cont’d.)

Foreign currency translation

These financial statements, prepared in accordance with United States generally accepted accounting principles, are expressed in United States dollars as the reporting currency. The functional currency of the Company is the Canadian dollar.

In these financial statements, assets and liabilities are translated into United States dollars at the rate of exchange in effect at the balance sheet date. Revenues and expenses are translated at the average rate of exchange for the reporting period. Translation gains and losses are recorded as a separate component of stockholders’ deficiency, and transaction gains and losses are reflected in determining net loss. The cumulative foreign currency translation adjustment is reported as a separate component of stockholders’ deficiency.

Cash and cash equivalents

The Company considers all highly liquid investments (or short-term debt) with original maturities of three months or less to be cash equivalents.

Accounts receivable

The Company carries its accounts receivable at cost less an allowance for doubtful accounts. On a periodic basis, the Company evaluates its accounts receivable and establishes an allowance for doubtful accounts, based on a history of past write-offs and collections and current credit conditions. The Company’s policy is not to accrue interest on overdue trade receivables.

Advertising expenses

Advertising expenses consist primarily of costs incurred in the design, development, and printing of Company literature and marketing materials. The Company expenses all advertising expenditures as incurred. The Company incurred advertising expenses of $252,789 in the year ended June 30, 2005 [2004 -$84,676].

Bad debts

The Company estimates bad debts utilizing the allowance method, based upon past experience and current market conditions. At June 30, 2005 the allowance for doubtful accounts was $nil [2004 - $9,300].

Garuda Capital Corp.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in U.S. dollars)

June 30, 2005

2. SIGNIFICANT ACCOUNTING POLICIES (cont’d.)

Marketable securities

Pursuant to Statement of Financial Accounting Standards No. 115, the Company’s investments in marketable securities are considered as available for sale.

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

Inventory

Inventories are stated at the lower of average cost or net realizable values. The cost of finished goods includes the cost of raw material, direct and indirect labor, and other indirect manufacturing costs. The Company has not recorded an allowance for inventory obsolescence in either of the years ended June 30, 2005 and 2004.

Property and equipment

Property and equipment is carried at cost. Amortization is provided using the straight line method over the assets’ estimated useful lives as follows:

Manufacturing equipment	15 years
Manufacturing tools	15 years
Furniture and fixtures	15 years
Computers	5 years
Leasehold improvements	Term of the lease

Garuda Capital Corp.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in U.S. dollars)

June 30, 2005

2. SIGNIFICANT ACCOUNTING POLICIES (cont’d.)

Impairment of long-lived assets

The Company reviews long-lived assets, including amortizable intangible assets, for impairment whenever events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable. The Company performs undiscounted operating cash flow analyses to determine if an impairment exists. For purposes of recognition and measurement of an impairment for assets held for use, the Company groups assets and liabilities at the lowest level for which cash flows are separately identifiable. If an impairment is determined to exist, any related impairment loss is calculated based on fair value. Impairment losses on assets to be disposed of, if any, are based on the estimated proceeds to be received, less costs of disposal.

Patents and trademarks

In the year ended June 30, 2002, the Company acquired rights to the patents and trademarks held by Hagensborg Foods, Ltd., its subsidiary. These patents are for a process used in food production.

Patents and trademarks are stated at cost. Amortization is provided using the straight-line method over the remaining estimated useful lives of the assets, which is ten years.

Leases

Leases are classified as capital or operating leases. Leases which transfer substantially all benefits and risks incidental to ownership of property are accounted for as capital leases. All other leases are accounted for as operating leases and the related lease payments are charged to expense as incurred.

Cost of sales

Cost of sales consists of the purchase price of products sold, inbound and outbound shipping charges, packaging supplies and costs associated with revenues and marketplace business. Included in cost of sales for the year ended June 30, 2005 is manufacturing equipment depreciation expense of $34,090 [2004 -$40,799].

Garuda Capital Corp.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in U.S. dollars)

June 30, 2005

2. SIGNIFICANT ACCOUNTING POLICIES (cont’d.)

Comprehensive income

Effective January 1, 1998, the Company adopted SFAS No. 130, “Reporting Comprehensive Income” (hereinafter “SFAS No. 130”), which was issued in June 1997. SFAS No. 130 establishes rules for the reporting and display of comprehensive income and its components. SFAS No. 130 requires foreign currency translation and unrealized gains and losses on the Company’s available for sale securities, which prior to adoption were reported separately in stockholders’ equity, to be included in comprehensive income.

Earnings per share

On January 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 128, which provides for calculation of “basic” and “diluted” earnings per share. Basic earnings per share includes no dilution and is computed by dividing net income available to common shareholders by the weighted average common shares outstanding for the period. Diluted earnings per share reflect the potential dilution of securities that could share in the earnings of an entity similar to fully diluted earnings per share. Although there were common stock equivalents outstanding at June 30, 2005 and 2004, they were not included in the calculation of earnings per share because they would have been considered anti-dilutive.

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

Fair value of financial instruments

The Company’s financial instruments as defined by Statement of Financial Accounting Standards No. 107, “Disclosures about Fair Value of Financial Instruments,” include marketable securities, accounts receivable, prepaid expenses, accounts payable, capital lease, government loan and notes payable. All instruments are accounted for on a historical cost basis, which, due to the short maturity of these financial instruments, approximates fair value.

Garuda Capital Corp.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in U.S. dollars)

June 30, 2005

2. SIGNIFICANT ACCOUNTING POLICIES (cont’d.)

Stock based compensation

The Company accounts for stock issued for compensation in accordance with Accounting Principles Board No. 25, “Accounting for Stock Issued to Employees.” Under this standard, compensation cost is the difference between the fair market of the underlying stock and the exercise price of the option on the grant date. In accordance with Statement of Financial Accounting Standards No. 123, “Accounting for Stock Based Compensation,” the Company discloses the pro forma effects on net income and earnings per share as if compensation had been measured using the “fair value method” described therein.

Reclassification

Certain amounts from prior periods have been reclassified to conform to the current period presentation. This reclassification has resulted in no changes to the Company’s accumulated deficit or net losses presented.

Recent accounting pronouncements

In November 2004, the FASB issued SFAS No. 151, “Inventory Costs – an amendment of ARB No. 43, Chapter 4”, which is the result of the FASB’s project to reduce differences between U.S. and international accounting standards. SFAS No. 151 requires idle facility costs, abnormal freight, handling costs, and amounts of wasted materials (spoilage) be treated as current-period costs. Under this concept, if the costs associated with the actual level of spoilage or production defects are greater than the costs associated with the range of normal spoilage or effects, the difference would be charged to current-period expense, not included in inventory costs. SFAS No. 151 will be effective for inventory costs incurred during fiscal years beginning after June 15, 2005 The adoption of SFAS No. 151 does not have a material impact on the Company’s consolidated financial statements.

In December 2004, the FASB issued SFAS No. 123(R), “Accounting for Stock-Based Compensation”. SFAS 123(R) establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. This Statement focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. SFAS 123(R) requires that the fair value of such equity instruments be recognized as expense in the historical financial statements as services are performed. Prior to SFAS 123(R), only certain pro-forma disclosures of fair value were required. SFAS 123(R) shall be effective for the Company as of the beginning of the first interim or annual reporting period that begins after December 15, 2005. The adoption of this new accounting pronouncement may have a material impact on the Company’s consolidated financial statements.

Garuda Capital Corp.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in U.S. dollars)

June 30, 2005

2. SIGNIFICANT ACCOUNTING POLICIES (cont’d.)

Recent accounting pronouncements (cont’d.)

In May 2005, the FASB issued Statement of Financial Accounting Standards SFAS No. 154, “Accounting Changes and Error Corrections, a replacement of AFB Opinion No. 20 and FASB Statement No. 3”. SFAS 154 requires retrospective application to prior periods’ financial statements for changes in accounting principle, unless it is impracticable to determine either the period-specific effects for the cumulative effect of the change. SFAS 154 also requires that retrospective application of a change in accounting principle be limited to the direct effects of the change. Indirect effects of a change in accounting principle, such as a change in non-discretionary profit-sharing payments resulting from an accounting change, should be recognized in the period of the accounting change. SFAS 154 also requires that a change in depreciation, amortization, or depletion method for long-lived, non-financial assets be accounted for as a change in accounting estimate effected by a change in accounting principle. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. Early adoption is permitted for accounting changes and corrections of errors made in fiscal years beginning after the date this Statement is issued. The adoptions of this new accounting pronouncement does not have a material impact on its consolidated financial position, results of operations or cash flows.

3. MARKETABLE SECURITIES

At June 30, 2005, the Company owned securities classified as available for sale with a market value of $291,315 [2004 - $168,655]. The unrealized loss for the securities on hand was $88,277 at June 30, 2005 [2004 - $nil]. The Company disposed of securities during the year ended June 30, 2005 and realized a gain of $32,808 [2004 - a loss of $14,821].

4. INVENTORY

The components of inventory at June 30, 2005 and 2004 are as follows:

	2005	2004
	$	$

Packaging supplies	175,553	173,251
Finished goods	59,140	57,291
Raw materials	37,666	36,547
Other supplies	5,593	5,102
	277,952	272,191

Garuda Capital Corp.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in U.S. dollars)

June 30, 2005

5. MACHINERY AND EQUIPMENT

The following is a summary of machinery, equipment, and accumulated depreciation:

	2005	2004
	$	$

Manufacturing equipment	406,544	405,820
Manufacturing tools	45,977	45,784
Furniture and fixtures	45,242	45,242
Leasehold improvements	91,033	91,033
Computers	82,799	76,659
Total assets	671,593	664,538
Less accumulated depreciation	(467,004)	(424,360)
Total	204,591	240,178

Included in property and equipment is manufacturing equipment under capital leases with a cost of $12,278 [2004 - $12,278] and net book value of $9,870 [2004 - $10,573].

Depreciation expense for the year ended June 30, 2005 was $42,644 [2004 - $44,198], of which $34,090 [2004 - $40,799] is manufacturing equipment depreciation included in cost of sales.

6. PATENTS AND TRADEMARKS

The following is a summary of patents, trademarks and accumulated amortization:

	2005	2004
	$	$

Patents and trademarks	38,019	33,023
Less accumulated amortization	(22,777)	(19,406)
	15,242	13,671

Amortization expense for the year ended June 30, 2005 was $3,371 [2004 - $4,204].

Garuda Capital Corp.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in U.S. dollars)

June 30, 2005

7. INCOME TAXES

The Company is subject to United States federal and state income taxes at an approximate rate of 35%. The reconciliation of the provision (recovery) for income taxes at the United States federal statutory rate compared to the Company’s income tax expense is as follows:

2005
$

Tax recovery at U.S. statutory rates	461,000
Change in valuation allowance	(425,000)
Other	(36,000)
Income tax expense (recovery)	—

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The Company has recognized a valuation allowance for those deferred tax assets for which it is more likely than not that realization will not occur.

Significant components of the Company’s deferred tax assets as of December 31 are as follows:

	2005	2004
	$	$

US net operating loss carryforwards	423,000	268,000
Canadian non-capital losses	1,165,000	895,000
Total deferred tax assets	1,588,000	1,163,000
Valuation allowance	(1,588,000)	(1,163,000)
Net deferred tax assets	—	—

The Company has Canadian non-capital losses of approximately $3,573,000 expiring June 2006 - 2015 and US net operating losses of approximately $1,281,000 expiring through June 2025.

Pursuant to Section 382 of the Internal Revenue Code, use of the Company’s US net operating loss carryforwards may be limited if the Company experiences a cumulative change in ownership of greater than 50% in a moving three-year period. Ownership changes could impact the Company’s ability to utilize net operating losses and credit carryforwards remaining at the ownership change date. The limitation will be determined by the fair market value of common stock outstanding prior to the ownership change, multiplied by the applicable federal rate.

Garuda Capital Corp.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in U.S. dollars)

June 30, 2005

8. BANK INDEBTEDNESS AND BANK LOANS

Demand loan

The Company has a demand loan facility from a bank in the amount of $200,000. Outstanding advances bear interest at prime plus 2% per annum. At June 30, 2005 the Company had an outstanding balance of $185,000 [2004 - $128,600]. The loan is payable on demand by the bank and is collateralized by a charge on all present and future property of Hagensborg Foods Ltd.

Overdraft

The Company has a bank overdraft facility in the amount of $100,000. Outstanding advances bear interest at prime plus 2% per annum, payable monthly. At June 30, 2005 the Company had an outstanding balance of $94,754 [2004 - $206,653] on this overdraft facility. The facility is personally guaranteed by a shareholder of the Company and all present and future property of Hagensborg Foods Ltd.

9. NOTES PAYABLE

	2005	2004
	$	$

Note totalling Cdn $30,000, bearing interest at 12%,
due July 10, 2004 collateralized by account receivable of
the Company	—	22,058
	—	22,058

10. GOVERNMENT LOAN

In 2003 and 2004 the Company received monies totalling Cdn $16,608 from the Canadian Department of Foreign Affairs and International Trade under a government sponsored program to fund costs incurred by the Company on eligible activities. Repayment of the funds would only commence if the Company earned annual sales outside of Canada in excess of Cdn $2,440,000.

Because the Company has been unable to generate the minimum level of sales revenue outside of Canada, there are no requirements to repay any of these monies during the year ending June 30, 2006.

Garuda Capital Corp.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in U.S. dollars)

June 30, 2005

11. STOCK OPTIONS

On January 10, 2005, the Company entered into an employment agreement whereby it agreed to issue stock options to purchase up to 250,000 common shares at a price of $0.10 per share, exercisable to January 10, 2010, which options would vest 16% 90 days after the date of granting and 14% every three months thereafter. As of June 30, 2005, 40,000 options had vested and been granted.

On May 11, 2005, the Company’s board of directors cancelled the Company’s 2002 Stock Option Plan since this plan was never approved by the shareholder.

On May 11, 2005, the Company’s board of directors approved the Company’s 2005 Incentive Stock Option Plan, subject to shareholder approval, which authorized a maximum of 8,000,000 of shares for issuance pursuant to options that could be issued to employees and consultants of the Company and its subsidiaries (the “2005 Stock Option Plan”). On June 27, 2005 the shareholders of the Company approved the 2005 Stock Option Plan at the Company’s Annual General Meeting. The 2005 Stock Option Plan has not yet been registered on SEC Form S-8. To date, no options have been issued under the 2005 Stock Option Plan.

At June 30, 2005, 8,000,000 share options were available for future grant under the 2005 Stock Option Plan and 210,000 stock options were available for grant (subject to vesting requirements) pursuant to the employment agreement.

			Options outstanding
	Shares	Number	Price	Weighted	Weighted
	available	of	per	average exercise	average
	for grant	shares	share	price	remaining
	#	#	$	$	life

Balance, June 30, 2003	1,325,000	675,000	0.15	0.15	4.7 years
Options granted		—	—	—

Options forfeited		(275,000)	0.15	0.15
Balance June 30, 2004	1,600,000	400,000	0.15	0.15	3.7 years
Options forfeited		(400,000)	0.15	0.15
Options vested and granted		40,000	0.10	0.10
Options exercised		—	—	—
Balance June 30, 2005	8,210,000	40,000	0.10	0.10	4.5 years

Garuda Capital Corp.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in U.S. dollars)

June 30, 2005

11. STOCK OPTIONS (cont’d.)

The Company applies APB Opinion No. 25 in accounting for options and, accordingly, recognized no compensation cost for its stock options vested and granted in the years ended June 30, 2005 and 2004. The following reflects the Company’s pro forma net loss and net loss per share as if the Company had determined compensation costs based upon fair market values of options vested at the grant date, as well as the related disclosures required by SFAS 148:

	2005	2004
	$	$

Net loss as reported	(1,365,993)	(844,595)
Compensation expense determined under the
fair value method	(5,200)	—
Pro forma net loss	(1,371,193)	(844,595)

Pro forma net loss per share, basic and diluted	(0.11)	(0.13)

The fair value of the options vested and granted was estimated using the Black-Scholes Option Price Calculation. The following assumptions were made to value the stock options:

Risk-free interest rate	3.68%
Expected life	4.8 years
Expected volatility	107%
Dividend yields	nil

The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options, which have no vesting restrictions and are fully transferable. The weighted average fair value of stock options under employer stock option plans vested and granted during the year was $5,200 [2004 -$nil].

In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company’s employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management’s opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

Garuda Capital Corp.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in U.S. dollars)

June 30, 2005

12. COMMON STOCK

[a]	Authorized

The Company is authorized to issue up to 50,000,000 shares of common stock, par value $0.001 per share. The Company is also authorized to issue up to 10,000,000 shares of preferred stock, par value $0.01 per share. See subsequent note 19.

[b]	Issued and outstanding

During the year ended June 30, 2004, the Company issued 74,000 shares of common stock at $0.30 per share to consultants as compensation for services rendered.

During the year ended June 30, 2005, the Company issued 8,362,000 shares of common stock to employees and consultants of the Company for services and compensation rendered: 1,555,000 shares at $0.02 per share, 3,780,000 shares at $0.10 per share, 3,000,000 shares at $0.12 per share and 27,000 shares at $0.15 per share.

During the year ended June 30, 2005, the Company issued 11,170,044 “units” for a fair market value of $0.10 per unit to settle outstanding notes payable to related parties. Each unit consists of one share of common stock and one half warrant, with each warrant to purchase one share of common stock at an exercise price of $0.20 per share. The warrants are exercisable for a period of two years from issuance.

During the year ended June 30, 2005, the Company issued 8,750,000 of the aforementioned units for cash of $875,000.

[c]	Warrants

As at June 30, 2005, the Company had issued 9,960,022 warrants that had not been exercised. Each warrant allows the purchase of one share of common stock at an exercise price of $0.20 per share, exercisable for two years from issuance. The outstanding warrants expire as follows:

No. of	Expiry
warrants	date

8,210,022	March 2007
1,750,000	June 2007
9,960,022

Garuda Capital Corp.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in U.S. dollars)

June 30, 2005

12. COMMON STOCK (cont'd)

Any value associated with the outstanding warrants was included in the original common stock price and included in the additional paid-in capital.

During the year ended June 30, 2005, there were 4,302,000 warrants with an exercise price of $0.70 per share that expired without being exercised.

13. RELATED PARTY TRANSACTIONS

The Company is indebted to certain shareholders as follows:

	2005	2004
	$	$

Shareholder convertible note bearing interest at
1% per month due June 30, 2006	100,000	100,000
Shareholder notes bearing interest at 10%,
no specific due dates, collateralized by all
personal property of HFL and GGC	54,670	110,000
Shareholder note bearing interest at 15%,
no specific due dates, unsecured	260,056	215,032
Advances from shareholders, unsecured,
bearing interest at 10% with no specific due dates	109,832	558,438
Advances from shareholder, unsecured,
non-interest bearing with no specific due dates	—	168,655
Shareholder note totalling Cdn $30,000 bearing
interest at 12%, due July 10, 2004	—	22,059
	524,558	1,174,184

[a]

The holder of the convertible note, at its option, may invest all or a portion of the value of the note into units at a value of $0.10 per unit. Each unit consists of one share of common stock of the Company and one half warrant, with each warrant to acquire an additional share of common stock at an exercise price of $0.20 per share. See subsequent note 19.

[b]	Total interest expense on the related party loans totaled $108,565 [2004 - $73,675] and is included in interest expense.

Garuda Capital Corp.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in U.S. dollars)

June 30, 2005

13. RELATED PARTY TRANSACTIONS (cont’d.)

[c]	During the year the Company entered into the following related party transactions in the normal course of business which were recorded at exchange amount:

During the year ended June 30, 2005, the Company paid $72,000 [2004 - $90,000] in cash and issued $56,000 [2004 - $nil] in common stock to the President of the Company for his services.

During the year ended June 30, 2005, the Company issued $34,000 [2004 - $nil] in common stock to two directors of the Company for their services.

During the year ended June 30, 2005 the Company issued 11,170,044 common stock at $0.10 per share to settle outstanding notes payable to related parties.

14. CONTRA EQUITY

During the year the Company issued common stock for services [see note 12[b]], some of which services will be rendered to the Company subsequent to year end. The value of the services to be rendered subsequent to June 30, 2005 totalled $395,424 [2004 - $nil].

15. SEGMENT INFORMATION

The Company has adopted Statement of Financial Accounting Standards No. 131, “Disclosures about Segments of an Enterprise and Related Information,” (hereinafter “SFAS No. 131”). SFAS No. 131 established standards for reporting information about operating segments in annual financial statements and requires selected information about operating segments in interim financial reports issued to stockholders. It also established standards for related disclosures about products and services and geographic areas. Operating segments are defined as components of an enterprise about which separate financial information is available, evaluated regularly by the chief operating decision makers, or a decision making group, in deciding how to allocate resources and in assessing performance for the company. These segments are defined by product line.

Revenue from external customers, by location of customer, is as follows:

	Canada	U.S.	Total
	$	$	$

2005	281,057	420,580	701,637
2004	554,777	681,302	1,236,079

Garuda Capital Corp.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in U.S. dollars)

June 30, 2005

15. SEGMENT INFORMATION (cont'd.)

The Company has substantially all its assets in Canada and its current and planned future operations are, and will be, located in Canada.

The following table reflects certain information for the Company’s segments:

	Hagensborg	Hagensborg	Natural	Corporate
	Foods Ltd.	Seafoods Ltd.	Program Inc.	and Eliminations	Total
	$	$	$	$	$
2005 Revenues
Gross profit	38,745	61,790	(23,017)	(67)	77,451
Other income(expense)	—	—	—	(85,329)	(85,329)
Net loss	(815,105)	(13,598)	(63,957)	(473,333)	(1,365,993)
Segment assets	494,300	57,399	43,472	304,493	899,664

2004 Revenues
Gross profit	71,817	75,618	34,920	—	182,355
Other income(expense)	—	—	—	(214,758)	(214,758)
Net loss	(464,845)	(5,378)	(94,157)	(280,215)	(844,595)
Segment assets	1,088,622	4,200	54,830	(310,641)	837,011

16. MAJOR CUSTOMERS

During the year ended June 30, 2005 Company recognized revenue from unrelated entities which individually comprised greater than 10% of total revenues. Revenue recognized from these three entities was 36% in 2005 [2004 - 25%]. These revenues were recorded with the segments of Hagensborg Foods Ltd. [note 15].

Major customers accounted for 40% of total receivables at June 30, 2005 [2004 - 66%].

Garuda Capital Corp.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in U.S. dollars)

June 30, 2005

17. COMMITMENTS AND CONTINGENCIES

[a]

Pursuant to the Company’s loan agreement [see note 8], the Company ratio of current assets to current liabilities cannot exceed 1.2 to 1.0. At June 30, 2005 and 2004, the Company was in violation of this condition. The bank has waived any action until December 31, 2005.

[b]	Future minimum payments and the obligations due under the capital leases are as follows:

$

2006	2,375
Less current portion	(2,375)
—

[c]	Rent expense for the year ended June 30, 2005 was $164,290 [2004 - $146,812].

The Company leases premises which expire in 2007. Base annual lease payments are $131,300.

[d]

During the year ended June 30, 2005, Garuda Minerals Inc., a wholly-owned subsidiary, entered into a Letter of Intent to earn the exclusive right and option to acquire a 65% right, title and interest in and to an exploration license on an area of approximately 200 km2 located near the town of Ho in the Volta region of Ghana.

In order to have the option exercised, Garuda Minerals Inc. must, on or before May 17, 2006, incur direct or indirect expenses totalling $300,000 on a program of work in respect of this particular property.

No expenses have been incurred on this property to date.

[e]

During the year ended June 30, 2005, Garuda Gold Corporation, a wholly-owned subsidiary, entered into a Letter of Intent to earn the exclusive right and option to acquire a 65% right and interest in and to the Mining Rights to mine a hard rock vein system in an area in Prestia, Ghana.

In order to have the option exercised, Garuda Gold Corporation must on or before May 17, 2006, incur direct or indirect expenses totalling $300,000 on a program of work in respect of this particular mining rights.

No expenses have been incurred on this mineral rights to date.

Garuda Capital Corp.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in U.S. dollars)

June 30, 2005

18. LAWSUIT COMMENCED AGAINST HAGENSBORG

A lawsuit was commenced against Hagensborg, the Company’s wholly owned subsidiary, in the Ontario Superior Court of Justice bearing Court File No. 04-CV-269496CM1 by Kraft Foods Schweiz AG and Kraft Canada Inc.

Pursuant to the Rules of Civil Procedure in the Ontario courts, the Company attended a mediation session on February 28, 2005, at which time the matter was settled. The terms of the settlement were confidential, but the Company has no further liability pursuant to the settlement.

19. SUBSEQUENT EVENTS

In July 2005, the Company increased its authorized common stock from 50,000,000 shares to 100,000,000 shares pursuant to the vote of stockholders held on June 27, 2005.

On August 11, 2005 the shareholder convertible note was converted to 1,000,000 units with a price of $0.10 per unit [see note 13].

During August 2005, the Company sold 930,000 units of marketable securities for proceeds of $153,670 and realized a gain on sale of approximately $3,600.