Form 10KSB/A
period 2005-06-30
GARUDA CAPITAL CORP
filed 2005-12-12
CIK 1116539

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB /A
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

Restatement

The accompanying financial statements for June 30, 2005 have been restated to correct an error in the accounting for comprehensive loss. The effect of this restatement was to reduce comprehensive loss by $23,243 and to increase contra-equity by $23,243 as at June 30, 2005.

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

Snuffly the Truffle Pig bars are manufactured in six flavors Orange, Mint, Mocha, Peanut Butter, Milk Chocolate and Raspberry Chocolate. Snuffly the Truffle Pig bars are marketed in a single size 50g package. These bars are made from “all natural” ingredients. We intend to add a “no sugar added” variety to the product line. The target market of this product is the indulgent chocolate consumer. Men between the ages of 25 and 44 years are the largest consumers of the bars in the mid to higher household income bracket.

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

On August 8, 2005, Garuda engaged Ernst & Young LLP, Chartered Accountants to serve as its independent public accounting firm.

Item 8A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of June 30, 2005, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures. We are responsible for establishing and maintaining adequate internal controls and procedures for the financial reporting of Garuda. Disclosure controls and procedures are the controls and other procedures that we designed to ensure that we record, process, summarize and report in a timely manner the information we must disclose in reports that we file with or submit to the SEC. Our Chief Executive Officer and Chief Financial Officer participated in this evaluation. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of the date of his evaluation, our disclosure controls and procedures were effective. We evaluate the internal controls on a regular bases to ensure that we are in compliance with our policies.

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

On June 30, 2005, Garuda sold units at $0.10 per unit, each unit consisting of one share of common stock and a one-half non-transferable warrant. Each full warrant allows the purchase one share at an exercise price of $0.20 per share, exercisable for a period of two years from the date of issuance, to the following directors/control persons:

1.	C. Robin Relph - 1,000,000 units; and

2.	Buckingham Securities Ltd., a company controlled by Mr. Relph - 200,000 units.

During the fiscal year ended June 30, 2005, we incurred consulting fees of $72,000 to C. Robin Relph, our President for his acting as President.

Item 13. Exhibits.

Exhibits

3.1	Articles of Incorporation (Incorporated by reference from as Exhibit 3.(I) to our Registration Statement filed on Form 10-SB filed on June 29, 2000)

3.2	Bylaws (incorporated by reference as Exhibit 3.2 to our Annual Report on Form 10-KSB filed on October 15, 2002)

3.3	Articles of Amendment (incorporated by reference as Exhibit 3.3 to our Annual Report on Form 10-KSB filed on October 15, 2002)

3.4	Articles of Amendment (Incorporated by reference as an Exhibit to our Annual Report on Form 10-KSB filed on November 11, 2005)

10.1	Design Agreement between Hagensborg and Turner Duckworth dated March 16, 2005 (incorporated by reference as exhibit 10.1 to our Quarterly Report on Form 10-QSB filed on May 12, 2005)

10.2	Agreement between Garuda Minerals, Newhaven and Aquarian dated May 18, 2005 (incorporated by reference as exhibit 10.1 to our Report on Form 8-K filed on May 25, 2005)

10.3	Agreement between Garuda Gold, Newhaven and Aquarian dated May 18, 2005 (incorporated by reference as exhibit 10.2 to our Report on Form 8-K filed on May 25, 2005)

10.4	Agreement between Garuda and Newhaven dated May 6, 2005 (incorporated by reference as exhibit 10.3 to our Report on Form 8-K filed on May 25, 2005)

10.5	Environmental Permit for Mineral Exploration dated April 20, 2005 (Incorporated by reference as an Exhibit to our Annual Report on Form 10-KSB filed on November 11, 2005)

10.6	Proposed Work Program for Chromium Prospecting in Ghana (Incorporated by reference as an Exhibit to our Annual Report on Form 10-KSB filed on November 11, 2005)

10.7	Agreement for Mining Services between Robert Appiah and Newhaven dated May 6, 2005 (Incorporated by reference as an Exhibit to our Annual Report on Form 10-KSB filed on November 11, 2005)

21	Subsidiaries of the Registrant

Name	State of Incorporation

Hagensborg Foods Ltd.	British Columbia
Hagensborg Seafoods Ltd.	British Columbia
Natural Program Inc.	Nevada
Natural Program Ltd.	British Columbia
Garuda Ventures Canada Inc.	British Columbia
Garuda Gold Corporation	British Columbia
Garuda Minerals Inc.	Nevada

31.1	Certification of the Chief Executive Officer and Chief Financial Officer Pursuant to Rule 13a-14 or 15d-14 of the Exchange Act pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

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

GARUDA CAPITAL CORP.

By: /s/ C. Robin Relph

Date: December 9, 2005	C. Robin Relph,
President, Chief Executive
Officer, Chief Financial Officer,
Director,
Principal Accounting Officer

Pursuant to the requirements of the Exchange Act this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ C. Robin Relph	President, Chief Executive	December 9, 2005
C. Robin Relph	Officer, Chief Financial Officer,
Director and Principal Accounting
Officer

/s/ Jurgen Wolf	Director	December 9, 2005
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

As discussed, in Note 20 to the financial statements, an error resulting in the overstatement of previously reported comprehensive loss as of June 30, 2005 was discovered by the Company during December 2005. Accordingly, an adjustment was made to the accompanying financial statements as of June 30, 2005 to correct the error.

The financial statements of Garuda Capital Corp. as of June 30, 2004 were audited by other auditors whose report dated October 15, 2004, except for Note 12, which is dated November 10, 2005, expressed an unqualified opinion on those statements.

November, Canada,
October 28, 2005, except for Note 20, which is dated December 6, 2005.	Ernst & Young LLP Chartered Accountants

Garuda Capital Corp.

CONSOLIDATED BALANCE SHEETS
[Basis of presentation - see note 1]

As at June 30	(Expressed in U.S. dollars)

	2005	2004
	$	$

ASSETS
Current
Marketable securities [note 3]	291,315	168,655
Accounts receivable [note 16]	84,096	126,970
Inventory [note 4]	277,952	272,191
Prepaid expenses	26,468	15,346
Total current assets	679,831	583,162
Machinery and equipment [note 5]	204,591	240,178
Patents and trademarks [note 6]	15,242	13,671
Total assets	899,664	837,011

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY
Current
Bank indebtedness [note 8]	94,754	206,653
Accounts payable and accrued expenses	344,892	413,316
Bank loan [note 8]	185,000	128,600
Notes payable [note 9]	—	22,058
Notes payable - related party [note 13]	524,558	1,174,184
Capital lease obligation [note 17]	2,375	2,287
Total current liabilities	1,151,579	1,947,098
Capital lease obligation [note 17]	—	2,758
Government loan [note 10]	13,392	12,212
Total liabilities	1,164,971	1,962,068

Commitments and contingencies [notes 17 and 18]

Stockholders’ deficiency
Preferred stock, $0.01 par value; 10,000,000 shares
authorized, none issued and outstanding
Common stock, $0.001 par value; 50,000,000 shares
authorized, 34,655,619 and 6,373,575 shares issued
and outstanding [note 12]	34,656	6,374
Additional paid-in capital	5,181,587	2,444,715
Contra equity [note 14]	(418,667)	—
Accumulated deficit	(4,938,748)	(3,572,755)
Accumulated other comprehensive loss	(124,135)	(3,391)
Total stockholders’ deficiency	(265,307)	(1,125,057)
Total liabilities and stockholders’ deficiency	899,664	837,011

See accompanying notes

On behalf of the Board:

/s/ C. Robin Relph	Director	/s/ Jurgen Wolf	Director

Garuda Capital Corp.

CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE LOSS
[Basis of presentation - see note 1]

Year ended June 30	(Expressed in U.S. dollars)

	2005	2004
	$	$

REVENUE
Sales	701,637	1,236,079
Cost of sales	624,186	1,053,724
Gross profit	77,451	182,355

EXPENSES
General and administrative	929,111	573,281
Depreciation [notes 5 and 6]	11,925	7,603
Advertising and promotion	252,789	84,676
Premises leases	164,290	146,812
	1,358,115	812,372
Loss from operations	(1,280,664)	(630,017)
Other income (expense)
Foreign currency transaction income (loss)	7,659	(76,744)
Gain (loss) on sale of marketable securities	32,808	(14,821)
Other income	17,894	—
Interest expense [note 13]	(143,690)	(123,013)
	(85,329)	(214,758)
Net loss	(1,365,993)	(844,595)

Other comprehensive income (loss)
Loss on foreign currency translation	(32,467)	(8,116)
Unrealized gain (loss) on marketable securities	(88,277)	51,770
Total other comprehensive income (loss)	(120,744)	43,654
Comprehensive loss	(1,486,737)	(800,941)

Net loss per common share, basic and diluted	(0.11)	(0.13)

Weighted average number of common shares
outstanding, basic and diluted	12,468,284	6,355,076

See accompanying notes

Garuda Capital Corp.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIENCY
[Basis of presentation - see note 1]

Year ended June 30	(Expressed in U.S. dollars)

					Accumulated
			Additional		other		Total
	Common stock		paid-in	Accumulated	comprehensive	Contra	Stockholders'
	Shares	Amount	capital	deficit	loss	equity	equity
	#	$	$	$	$	$	$

Balance, June 30, 2003	6,299,575	6,300	2,437,389	(2,728,160)	(47,045)	—	(331,516)
Shares issued for services at $0.30 per share	74,000	74	7,326	—	—	—	7,400
Gain/loss on foreign currency translation	—	—	—	—	(8,116)	—	(8,116)
Unrealized gain on available for sale securities	—	—	—	—	51,770	—	51,770
Net loss for the year ended June 30, 2004	—	—	—	(844,595)	—	—	(844,595)
Balance, June 30, 2004	6,373,575	6,374	2,444,715	(3,572,755)	(3,391)	—	(1,125,057)
Shares issued for compensation at $0.02 per share	1,555,000	1,555	29,545	—	—	—	31,100
Shares issued for compensation at $0.10 per share	800,000	800	79,200	—	—	—	80,000
Shares issued for services at $0.10 per share	2,980,000	2,980	295,020	—	—	—	298,000
Shares issued for services at $0.12 per share	3,000,000	3,000	357,000	—	—	—	360,000
Shares issued for services at $0.15 per share	27,000	27	4,023	—	—	—	4,050
Shares issued for debt at $0.10 per share	11,170,044	11,170	1,105,834	—	—	—	1,117,004
Shares issued for cash at $0.10 per share	8,750,000	8,750	866,250	—	—	—	875,000
Gain/loss on foreign currency translation	—	—	—	—	(32,467)	—	(32,467)
Unrealized loss on available for sale securities	—	—	—	—	(88,277)	—	(88,277)
Net loss for the year ended June 30, 2005	—	—	—	(1,365,993)	—	—	(1,365,993)
	34,655,619	34,656	5,181,587	(4,938,748)	(124,136)	—	153,360
Contra equity	—	—	—	—	—	(418,667)	(418,667)
Balance, June 30, 2005	34,655,619	34,656	5,181,587	(4,938,748)	(124,135)	(418,667)	(265,307)

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

10. GOVERNMENT LOAN

In 2003 and 2004 the Company received monies totaling Cdn $16,608 from the Canadian Department of Foreign Affairs and International Trade under a government sponsored program to fund costs incurred by the Company on eligible activities. Repayment of the funds would only commence if the Company earned annual sales outside of Canada in excess of Cdn $2,440,000.

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

14. CONTRA EQUITY

During the year the Company issued common stock for services [see note 12[b]], some of which services will be rendered to the Company subsequent to year end. The value of the services to be rendered subsequent to June 30, 2005 totaled $ 418,667 [2004 - $nil].

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

20. CORRECTION OF AN ERROR

The accompanying financial statements for June 30, 2005 have been restated to correct an error in the accounting for comprehensive loss. The effect of this restatement was to reduce comprehensive loss by $23,243 and to increase contra-equity by $23,243 as at June 30, 2005.