Form 10QSB
period 2005-09-30
GARUDA CAPITAL CORP
filed 2005-12-16
CIK 1116539

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-QSB

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2005

Or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________ To ________________

Commission file number 0 – 30927

GARUDA CAPITAL CORP.
(Exact name of registrant as specified in its charter)

Nevada	980209053
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

502-1978 Vine Street, Vancouver, BC	V6K 4S1
(Address of principal executive offices)	(Zip Code)

604-737-0203
(Registrant’s telephone number, including area code)

________________________________________________________________
(Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past
12 months (or for such shorter period that the registrant was require to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
☒ Yes  ☐ No

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
☐ Yes ☒ No

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

Common Stock, $0.001 par value, 35,830,620 shares as of November 20, 2005

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

The accompanying financial statements of Garuda Capital Corp. (the “Company”) for the three months ended September 30, 2005 and September 30, 2004 have been prepared by the Company’s management and they do not include all information and notes to the financial statements necessary for a complete presentation of the financial position, results of operations, and cash flows in conformity with accounting principles generally accepted in the United States of America. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature.

Operating results for the quarter ended September 30, 2005, are not necessarily indicative of the results that can be expected for the year ending June 30, 2006.

CONSOLIDATED FINANCIAL STATEMENTS

1.	CONSOLIDATED BALANCE SHEETS

2.	CONSOLIDATED STATEMENTS OF OPERATIONS

3	CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIENCY

4.	CONSOLIDATED STATEMENTS OF CASH FLOWS

5	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

GARUDA CAPITAL CORP.
Consolidated Balance Sheets
September 30, 2005 and June 30, 2005
(Unaudited)

	US Dollars
	Sept. 30, 2005	June 30, 2005
ASSETS
CURRENT ASSETS
Accounts receivable	$136,538	$84,096
Marketable securities	-	291,315
Inventory (Note 4)	409,026	277,952
Prepaid expenses and deferred charges	27,734	26,468
TOTAL CURRENT ASSETS	573,298	679,831

PROPERTY AND EQUIPMENT
Machinery and Equipment, net of accumulated depreciation	193,702	204,591
TOTAL PROPERTY AND EQUIPMENT	193,702	204,591

OTHER ASSETS
Patents and trademarks, net of accumulated amortization	14,410	15,242
TOTAL OTHER ASSETS	14,410	15,242

TOTAL ASSETS	$781,410	$899,664

LIABILITIES AND STOCKHOLDERS' DEFICIENCY
CURRENT LIABILITIES
Bank indebtedness (Note 5)	$73,703	$94,754
Accounts payable and accrued expenses (Note 3)	426,285	344,892
Bank loan (Note 5)	170,000	185,000
Note payable – related party (Note 3)	424,353	524,558
Capital lease obligation	1,842	2,375
TOTAL CURRENT LIABILITIES	1,096,183	1,151,579

LONG TERM LIABILITIES
Government loan	14,284	13,392
TOTAL LIABILITIES	1,110,467	1,164,971

COMMITMENTS AND CONTINGENCIES (Note 7)

STOCKHOLDERS' DEFICIENCY
Preferred stock, $0.01 par value; 10,000,000 shares	-	-
authorized, none issued and outstanding
Common stock, $0.001 par value; 100,000,000 shares	35,831	34,656
authorized, 35,830,620 and 34,655,619 shares issued and outstanding
Additional paid-in capital	5,297,912	5,181,587
Contra equity (Note 10)	(172,167)	(418,667)
Accumulated deficit	(5,467,500)	(4,938,748)
Accumulated other comprehensive loss	(23,133)	(124,135)
TOTAL STOCKHOLDERS' DEFICIENCY	(329,057)	(265,307)

TOTAL LIABILITIES AND STOCKHOLDERS'
DEFICIENCY	$781,410	$899,664

The accompanying notes are an integral part of these statements.

GARUDA CAPITAL CORP.
Consolidated Statements of Operations
For the periods ended September 30, 2005 and 2004
(Unaudited)

	Three months ended September 30
	2005	2004
REVENUE

SALES	$93,132	$135,137

COST OF SALES	103,735	116,789

GROSS PROFIT (LOSS)	(10,603)	18,348

EXPENSES

General and administrative	191,992	122,093
Legal and Accounting	25,033	12,680
Depreciation	3,260	2,626
Advertising and promotion	231,193	28,707
Premises leases	41,431	45,824
Total Operation Expenses	492,909	211,980

LOSS FROM OPERATION	(503,512)	(193,632)

OTHER INCOME (EXPENSE)
Foreign currency transaction gain	14,287	-
Gain (loss) on sale of marketable securities	(21,683)	30,665
Other expenses	(579)	-
Interest expense	(17,265)	(11,221)
Total Other Income (Expenses)	(25,240)	19,444

NET LOSS	(528,752)	(174,188)

OTHER COMPREHENSIVE INCOME
Gain on foreign currency translation	12,725	3,271
Reclassification of unrealized loss on available for sale securities	88,277	-
Total Other Comprehensive Income	101,002	3,271

COMPREHENSIVE LOSS	$(427,750)	$(170,917)

NET LOSS PER COMMON SHARE,
BASIC AND DILUTED	$(0.01)	$(0.03)

WEIGHTED AVERAGE NUMBER
OF COMMON SHARES OUTSTANDING,
BASIC AND DILUTED	35,215,131	6,355,076

The accompanying notes are an integral part of these statements.

Garuda Capital Corp.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIENCY

Period ended September 30, 2005	(Expressed in U.S. dollars)
(Unaudited)

					Accumulated
			Additional		other		Total
	Common stock		paid-in	Accumulated	comprehensive	Contra	Stockholders'
	Shares	Amount	capital	deficit	loss	equity	equity
	#	$	$	$	$	$	$

Balance, June 30, 2003	6,299,576	6,300	2,437,389	(2,728,160)	(47,045)	—	(331,516)
Shares issued for services at $0.30 per share	74,000	74	7,326	—	—	—	7,400
Gain/loss on foreign currency translation	—	—	—	—	(8,116)	—	(8,116)
Unrealized gain on available for sale securities	—	—	—	—	51,770	—	51,770
Net loss for the year ended June 30, 2004	—	—	—	(844,595)	—	—	(844,595)
Balance, June 30, 2004	6,373,576	6,374	2,444,715	(3,572,755)	(3,391)	—	(1,125,057)
Shares issued for compensation at $0.02 per share	1,555,000	1,555	29,545	—	—	—	31,100
Shares issued for compensation at $0.10 per share	800,000	800	79,200	—	—	—	80,000
Shares issued for services at $0.10 per share	2,980,000	2,980	295,020	—	—	—	298,000
Shares issued for services at $0.12 per share	3,000,000	3,000	357,000	—	—	—	360,000
Shares issued for services at $0.15 per share	27,000	27	4,023	—	—	—	4,050
Shares issued for debt at $0.10 per share	11,170,044	11,170	1,105,834	—	—	—	1,117,004
Shares issued for cash at $0.10 per share	8,750,000	8,750	866,250	—	—	—	875,000
Gain/loss on foreign currency translation	—	—	—	—	(32,467)	—	(32,467)
Unrealized loss on available for sale securities	—	—	—	—	(88,277)	—	(88,277)
Net loss for the year ended June 30, 2005	—	—	—	(1,365,993)	—	—	(1,365,993)
	34,655,620	34,656	5,181,587	(4,938,748)	(124,135)	—	153,360
Contra equity	—	—	—	—	—	(418,667)	(418,667)
Balance, June 30, 2005	34,655,620	34,656	5,181,587	(4,938,748)	(124,135)	(418,667)	(265,307)
Shares issued for cash at $0.10 per share	175,000	175	17,325	—	—	—	17,500
Contra equity				—	—	246,500	246,500
Shares issued for debt	1,000,000	1,000	99,000	—	-	—	100,000
Gain/Loss on foreign currency translation	—	—	—	—	12,725	—	12,725
Reclassification of unrealized loss on available for sale securities	—	—	—	—	88,277	—	88,277
Net loss for the quarter ended September 30, 2005	—	—	—	(528,752)	—	—	(528,752)
Balance, September 30, 2005	35,830,620	35,831	5,297,912	(5,467,500)	(23,133)	(172,167)	(329,057)

The accompanying notes are an integral part of these statements.

GARUDA CAPITAL CORP.
Consolidated Statements of Cash Flow
For the periods ended September 30, 2005 and 2004
(Unaudited)

	Three months ended September 30
	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	(528,752)	(174,188)
Adjustments to reconcile net loss to net cash
Provided by (used by) operating activities
Depreciation	11,720	10,833
Consulting services paid in common stock in prior year	246,500	-
Debt interest converted to shareholders’ loan	4,537	-
Changes in non cash working capital items:	-	-
Accounts receivable	(52,442)	47,801
Prepaid expenses and deferred charges	(1,266)	(6,987)
Inventory	(131,074)	(67,934)
Accounts payable and accrued expenses	81,393	(12,044)
Net cash used by operating activities	(369,384)	(202,519)

CASH FLOWS PROVIDED BY INVESTING ACTIVITIES:
Purchase of equipment	-	(2,606)
Purchase of marketable securities	(63,689)	-
Proceeds from sale of marketable securities	437,407	-
Net cash provided by (used by) investing activities	373,718	(2,606)

CASH FLOWS PROVIDED BY FINANCING ACTIVITIES:
Increase/(Decrease) in bank indebtedness	(21,051)	64,940
Decrease in bank loan	(15,000)	-
(Decrease) in capital lease obligations	(532)	(11,553)
Common stock issued for cash	17,500	-
Increase (decrease) in shareholder loan	(4,876)	148,466
Net cash provided by (used by) financing activities	(23,959)	201,853

Effect of exchange rate changes on cash and cash equivalents	(19,625)	(3,272)

Net increase (decrease) in cash	-	-

Cash at beginning of period	-	-

Cash at end of period	-	-

NON-CASH FINANCING AND INVESTING ACTIVITIES:
Common stock issued for debt	100,000

The accompanying notes are an integral part of these statements.

GARUDA CAPITAL CORP.
Condensed Notes to Consolidated Financial Statements
Three Months ended September 30, 2005 and 2004 (US Dollars)
(Unaudited)

NOTE 1 – BASIS OF PRESENTATION

The foregoing unaudited interim consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Regulation S-B as promulgated by the Securities and Exchange Commission. Accordingly, these financial statements do not include all of the disclosures required by generally accepted accounting principles for complete financial statements. These unaudited interim consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements for the year ended June 30, 2005. In the opinion of management, the unaudited interim consolidated financial statements furnished herein include all adjustments, all of which are of a normal recurring nature, necessary for a fair statement of the results for the interim period presented.

The preparation of financial statements in accordance with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the period. Actual results could differ from those estimates.

Certain amounts from prior periods have been reclassified to conform to the current period presentation. This reclassification has resulted in no changes to the Company’s accumulated deficit or net losses presented.

Operating results for the three-month period ended September 30, 2005 are not necessarily indicative of the results that may be expected for the year ending June 30, 2006.

NOTE 2 – GOING CONCERN UNCERTAINTY

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company has incurred material recurring losses from operations. At September 30, 2005, the Company had an accumulated deficit of $5,467,500 and limited cash resources. For the three months ended September 30, 2005, the Company sustained a net loss of $528,752. These factors, among others, raises substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that may be necessary should the Company be unable to continue as a going concern. The Company’s continuation as a going concern is contingent upon its ability to obtain additional financing, and to generate revenue and cash flow to meet its obligations on a timely basis. The Company expects to raise capital through the conversion of outstanding warrants and equity sales as necessary to fund future growth until they operate above the break-even point The Company’s management is currently putting sales strategies in place which will, if successful, mitigate these factors which raise substantial doubt about the Company’s ability to continue as a going concern.

GARUDA CAPITAL CORP.
Condensed Notes to Consolidated Financial Statements
Three Months ended September 30, 2005 and 2004 (US Dollars)
(Unaudited)

NOTE 3 – RELATED PARTY TRANSACTIONS

The Company is indebted to certain shareholders as follows:

	September 30,	June 30,
	2005	2005
Shareholder notes bearing interest at 10%,
No specific due dates, collateralized by
all personal property of Hagensborg Foods Ltd.and
Garuda Capital Corporation.	$56,046	$54,670
Shareholder note bearing interest at 15%,
no specified due date, unsecured	260,916	260,056
Shareholder convertible note bearing interest at 1%
per month, due June 30, 2006	0	100,000
Advances from shareholders, unsecured, non-interest
bearing with no specific due dates	107,391	109,832
	$424,353	$524,558

As at September 30, 2005 an additional amount of $26,841 is due to related parties and is reflected in the accounts payable and accrued expenses. Total interest expense on related party loans totalled $9,537 and is included in interest expense.

NOTE 4 – INVENTORY

Inventories are stated at the lower of average cost or net realizable value. The cost of finished goods includes the cost of raw material, direct and indirect labor, and other indirect manufacturing costs. The Company has recorded an allowance of $0 for inventory obsolescence in both periods.

The components of inventory at September 30, 2005 and June 30, 2005 are as follows:

	September 30,	June 30,
	2005	2005
Packaging supplies	$230,013	$175,553
Finished goods	92,635	59,140
Raw materials	86,183	37,666
Other supplies	195	5,593
	$409,026	$277,952

GARUDA CAPITAL CORP.
Condensed Notes to Consolidated Financial Statements
Three Months ended September 30, 2005 and 2004 (US Dollars)
(Unaudited)

NOTE 5 – BANK INDEBTEDNESS AND BANK LOANS

Demand Loan
The Company has a demand loan facility from a bank in the amount of $200,000, which is personally guaranteed by a shareholder of the Company. Outstanding advances bear interest at the bank’s base rate plus 2%, payable on demand by the bank. The loan is collateralized by all present and future personal property of Hagensborg Foods Ltd.

Overdraft
The Company has a bank overdraft facility in the amount of $100,000. Outstanding advances bear interest at the bank’s base rate plus 2% per annum, payable monthly. At September 30, 2005 and June 30, 2005, the Company had a net outstanding balance of $73,703 and $94,754, respectively, on this overdraft facility. The facility is personally guaranteed by a shareholder of the Company and collateralized by all present and future personal property of Hagensborg Foods Ltd.

See Note 7 for further discussions of bank loans.

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

The following table reflects certain information for the Company’s segments:

	Three Months Ended September 30, 2005

		Hagensborg	Natural	Corporate
	Hagensborg	Seafoods	Program	and
	Foods Ltd.	Ltd.	Inc.	Eliminations	Total

Gross profit (loss)	$(9,730)	$0	$(873)	$-	$(10,603)
Other
income(expenses)	$(8,856)	$-	$-	$(16,383)	$(25,240)
Net income (loss)	$(400,193)	$(57)	$(8,758)	$(119,744)	$(528,752)
Segment assets	$728,047	$0	$46,700	$6,663	$781,410

GARUDA CAPITAL CORP.
Condensed Notes to Consolidated Financial Statements
Three Months ended September 30, 2005 and 2004 (US Dollars)
(Unaudited)

NOTE 6 – SEGMENT INFORMATION - Continued

	Three months ended September 30, 2004

Gross profit	$(7,190)	$23,177	$2,242	$119	$18,348
Other income(loss)	$(8,221)	$-	$-	$27,665	$19,444

Net income (loss)	$(178,936)	$23,167	$(11,997)	$(6,422)	$(174,188)
Segment assets	$572,889	$64,893	$43,515	$5,822	$687,119

NOTE 7 – COMMITMENTS AND CONTINGENCIES

(a)

Pursuant to the Company’s bank loan agreement (more fully discussed in Note 5), the Company’s ratio of current assets to current liabilities cannot exceed 1.2 to 1.0. At June 30, 2005, the Company was in violation of this condition. At September 30, 2005 the company was also in violation of a second covenant whereby the Company's ratio of debt to tangible net worth may not exceed 3.0 to 1.0. The bank has waived any action until December 31, 2005.

(b)

During the year ended June 30, 2005, Garuda Gold Corporation, a wholly owned subsidiary, entered into a Letter of Intent to earn the exclusive right and option to acquire a 65% right and interest in and to the Mining Rights to mine rock vein system in an area in Prestia, Ghana.

In order to have the option exercised, Garuda Gold Corporation must, on or before May 17, 2006, incur direct or indirect expenses totalling $300,000 on a program of work in respect of this particular mining right.

No expenses have been incurred on this mining right to date.

(c)

During the year ended June30, 2005, Garuda Minerals Inc., a wholly owned subsidiary, has entered into a Letter of Intent to earn the exclusive right and option to acquire 65% right, title and interest in and to an exploration license on an area of approximately 200 km2 located near the town of Ho in the Volta region of Ghana.

GARUDA CAPITAL CORP.
Condensed Notes to Consolidated Financial Statements
Three Months ended September 30, 2005 and 2004 (US Dollars)
(Unaudited)

In order to have the option exercised, Garuda Minerals Inc. must, on or before May 17, 2006, incur direct or indirect expenses totalling $300,000 on a program of work in respect of this particular property.

No expenses have been incurred on this property to date

NOTE 8 – STOCK OPTION

At September 30, 2005, 8,000,000 share options were available for future grant under the 2005 Stock Option Plan and 175,000 stock options were available for grant (subject to vesting requirements) pursuant to an employment agreement.

	Options outstanding
	Shares	Number	Price	Weighted	Weighted
	available	of	per	average exercise	average
	for grant	shares	share	price	remaining
	#	#	$	$	life
Balance June 30, 2004	1,600,000	400,000	0.15	0.15	3.7 years
Options forfeited		(400,000)	0.15	0.15
Options vested and granted		40,000	0.10	0.10
Options exercised		—	—	—
Balance June 30, 2005	8,210,000	40,000	0.10	0.10	4.5 years
Options vested and granted		35,000	0.10	0.10
Balance September 30, 2005	8,175,000	75,000	0.10	0.10	4.25 years

The Company applies APB Opinion No. 25 in accounting for options and, accordingly, recognized no compensation cost for its stock options vested and granted in the periods ended September 30, 2005 and 2004. The following reflects the Company’s pro forma net loss and net loss per share as if the fair value-based method using the Black-Scholes option pricing model had been applied in measuring compensation expense.

	2005	2004
	$	$

Net loss as reported	(528,752)	174,188
Compensation expense determined under the
fair value method	(2,380)
Pro forma net loss	(531,132)	(174,188)

Pro forma net loss per share, basic and diluted	(0.01)	(0.03)

The following assumptions were made to measure compensation expense under the Black-Scholes option pricing model:

Risk-free interest rate	4.0%
Expected life	4.25 years
Expected volatility	88.65%
Dividend yields	nil

The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options, which have no vesting restrictions and are fully transferable. The weighted average fair value of stock options under employer stock option plans granted during the period was $2,380 [2004 - $nil].

In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company’s employee stock options have characteristics significantly different from

GARUDA CAPITAL CORP.
Condensed Notes to Consolidated Financial Statements
Three Months ended September 30, 2005 and 2004 (US Dollars)
(Unaudited)

those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management’s opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

9. COMMON STOCK

[a]	Authorized

The Company is authorized to issue up to 100,000,000 shares of common stock, par value $0.001 per share. The Company is also authorized to issue up to 10,000,000 shares of preferred stock, par value $0.01 per share.

In July 2005, the Company increased its authorized common stock from 50,000,000 shares to 100,000,000 shares pursuant to the vote of stockholders held on June 27, 2005.

[b]	Issued and outstanding

On August 24, 2005, the Company issued 175,000 shares and 87,500 warrants pursuant to private placements at $0.10 per unit for cash proceeds of $17,500.

On August 11, 2005 the shareholders convertible note was converted to 1,000,000 units with a price of $0.10 per unit. Each unit is comprised of one share of common stock in the Company, and one warrant to acquire an additional share of the Company at $0.20 for every two units issued upon conversion.

[c]	Warrants

As at September 30, 2005, the Company had issued 10,460,022 warrants that had not been exercised. Each warrant allows the purchase of one share of common stock at an exercise price of $0.20 per share, exercisable for two years from issuance. The outstanding warrants expire as follows:

No. of	Expiry
warrants	date
500,000	June 2006
8,210,022	March 2007
1,750,000	June 2007
10,460,022

Any value associated with the outstanding warrants was included in the original common stock price and included in the additional paid-in capital.

10.	CONTRA EQUITY

During the year ended June 30, 2005 the Company issued common stock for services, some of which services will be rendered to the Company subsequent to the period end. The value of the services to be rendered subsequent to September 30, 2005 totalled $172,167 [June 30, 2005 - $nil].

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

We have incorporated three subsidiaries, Garuda Ventures Canada Inc., Garuda Gold Corporation and Garuda Minerals Inc. All three companies are incorporated under the laws of British Columbia, Canada. Garuda Ventures Canada Inc. holds idle working capital to be invested in marketable securities and has no other assets.

During the year ended June 30, 2005, Garuda Gold Corporation entered into a Letter of Intent to earn the exclusive right and option to acquire a 65% right and interest in and to the Mining Rights to mine rock vein system in an area in Prestia, Ghana.

In order to have the option exercised, Garuda Gold Corporation must, on or before May 17, 2006, incur direct or indirect expenses totalling $300,000 on a program of work in respect of this particular mining right.

No expenses have been incurred on this mining right to date.

During the year ended June30, 2005, Garuda Minerals Inc. entered into a Letter of Intent to earn the exclusive right and option to acquire 65% right, title and interest in and to an exploration license on an area of approximately 200 km2 located near the town of Ho in the Volta region of Ghana.

In order to have the option exercised, Garuda Minerals Inc. must, on or before May 17, 2006, incur direct or indirect expenses totalling $300,000 on a program of work in respect of this particular property.

No expenses have been incurred on this property to date.

Results of Operations for the Three Months ended September 30, 2005 Compared to September 30, 2004 – Garuda Capital Corp. on a Consolidated Basis

During the three months ended September 30, 2005, we realized total revenues of $93,132, compared to $135,137 in revenues for the three months ended September 30, 2004 and we incurred a net loss for the quarter ended September 30, 2005 of $528,752, compared to a net loss of $174,188 for the same period in 2004. The decrease in revenues and resultant increase in net loss for 2005 was as a result of decreased sales for our Hagensborg operations during the three months ended September 30, 2005 and the increase in advertising and promotion expense. As a result of the decreased sales, we have now increased our sales staff and taken more aggressive steps in marketing our Hagensborg products. Gross profit (loss) for the three months ended September 30, 2005 was ($10,603) compared to $18,348 for the same period in 2004.

Our general and administrative costs for the three months ended September 30, 2005 were $191,992 compared to $122,093for the three months ended September 30, 2004, which consisted primarily of personnel costs, consulting fees, and general office costs. The increase in general and administrative costs between the two periods is largely the result of our overhead for operations for Hagensborg.

Our legal and accounting costs for the three months ended September 30, 2005 were $25,033 compared to $12,680 for the three months ended September 30, 2004. This increase is due to additional legal services provided.

Our premise leases for both Hagensborg and Natural Program were $41,431 and $45,842 for the three months ended September 30, 2005 and September 30, 2004, respectively. Our advertising and promotion costs for the three months ended September 30, 2005 were $231,193 and $28,707 for the three months ended September 30, 2004. The increase in advertising and promotion costs between the two periods is largely the result of our marketing research and product redesign for Hagensborg.

We anticipate that we will incur increased sales and marketing costs, including hiring sales personnel, broker fees and tradeshow attendance fees, as we implement our business growth strategies for both Hagensborg and Natural Program.

Liquidity and Capital Resources for the Three Months ended September 30, 2005 Compared to June 30, 2005 on Consolidated Basis

We believe that sales from our subsidiaries will not provide sufficient capital resources to sustain operations and fund product development until our fiscal year ending June 30, 2006. Although we have incurred recurring net losses and working capital deficiencies which raise substantial doubt about our ability to continue as a going concern, we expect to raise capital through the conversion of outstanding warrants and equity sales as necessary to fund future growth until we operate above the break-even point. We continually evaluate opportunities to sell additional equity or debt securities, or obtain credit facilities from lenders to strengthen our financial position. The sale of additional equity or convertible debt securities could result in additional dilution to our stockholders.

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

During the three months ended September 30, 2005, our current assets increased $131,672 from $441,627 in 2004 to $573,298 in 2005, primarily as a result of increased inventory.

Non-current assets for the three months ended September 30, 2005 were $208,112, net of accumulated depreciation, compared to non-current assets of $245,492 for the three months ended September 30, 2004.

Total liabilities decreased from $1,983,092 for the three months ended September 30, 2005 to $1,110,467 for the same period in 2005. For the three months ended September 30, 2005, this includes $1,096,183 in current liabilities, including the bank loan in the sum of $170,000.

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

PART II – OTHER INFORMATION

ITEM 1.          LEGAL PROCEEDINGS

None

ITEM 2.          UNREGISTERED SALES OF EQUITY SECURITIES

On August 11, 2005, Fadelle Ventures Ltd. delivered notice to the Company to convert $100,000 of a Convertible Note entered into with the Company on June 30, 2004 into units at an exercise price of $0.10 per unit. Consequently, on August 11, 2005, the Company issued 1,000,000 units to Fadelle Ventures Ltd. Each unit consisted of the following:

a.	One share of common stock in the Company; and

b.	One warrant to acquire an additional share of the Company at $0.20 for every two units issued upon conversion, each warrant expiring on June 30, 2007.

On August 24, 2005, the Company issued 175,000 shares and 87,500 warrants pursuant to private placements at $0.10 per unit. The units were priced at $0.10 each. Each unit consisted of one share of common stock and a one-half non-transferable warrant. Each full warrant allows the purchase one share by the cash payment of the exercise price of $0.20 per share, exercisable for a period of two years from the date of issuance

ITEM 3.          DEFAULTS UPON SENIOR SECURITIES:

None

ITEM 4.          SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS:

None

ITEM 5.          OTHER INFORMATION:

None

ITEM 6.          EXHIBITS AND REPORTS ON FORM 8-K.

Exhibits
3.1	Articles of Incorporation (Incorporated by reference from as Exhibit 3.(I) to our Registration Statement filed on Form 10-SB filed on June 29, 2000)

3.2	Bylaws (incorporated by reference as Exhibit 3.2 to our Annual Report on Form 10-KSB filed on October 15, 2002)

3.3	Articles of Amendment (incorporated by reference as Exhibit 3.3 to our Annual Report on Form 10-KSB filed on October 15, 2002)

3.4	Articles of Amendment (incorporated by reference as Exhibit 3.4 to our Annual Report on Form 10-KSB filed on November 14, 2005)

10.1	Design Agreement between Hagensborg and Turner Duckworth dated March 16, 2005 (incorporated by reference as exhibit 10.1 to our Quarterly Report on Form 10-QSB filed on May 12, 2005)

10.2	Agreement between Garuda Minerals, Newhaven and Aquarian dated May 18, 2005 (incorporated by reference as exhibit 10.1 to our Report on Form 8-K filed on May 25, 2005)

10.3	Agreement between Garuda Gold, Newhaven and Aquarian dated May 18, 2005 (incorporated by reference as exhibit 10.2 to our Report on Form 8-K filed on May 25, 2005)

10.4	Agreement between Garuda and Newhaven dated May 6, 2005 (incorporated by reference as exhibit 10.3 to our Report on Form 8-K filed on May 25, 2005)

10.5	Environmental Permit for Mineral Exploration dated April 20, 2005 (incorporated by reference as Exhibit 10.5 to our Annual Report on Form 10-KSB filed on November 14, 2005)

10.6	Proposed Work Program for Chromium Prospecting in Ghana (incorporated by reference as Exhibit 10.6 to our Annual Report on Form 10-KSB filed on November 14, 2005)

10.7	Agreement for Mining Services between Robert Appiah and Newhaven dated May 6, 2005 (incorporated by reference as Exhibit 10.7 to our Annual Report on Form 10-KSB filed on November 14, 2005)

21	Subsidiaries of the Registrant

Name	State of Incorporation

Hagensborg Foods Ltd.	British Columbia
Hagensborg Seafoods Ltd.	British Columbia
Natural Program Inc.	Nevada
Natural Program Ltd.	British Columbia
Garuda Ventures Canada Inc.	British Columbia
Garuda Gold Corporation	British Columbia
Garuda Minerals Inc.	Nevada

31.1	Rule 13a-14(a)/15d-14(a) Certification of CEO and CFO

32.1	Section 906 Certification of CEO and CFO

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: December 14, 2005

GARUDA CAPITAL CORP.
(Issuer)

By: /s/ C. Robin Relph

C. Robin Relph, President, Chief Executive Officer, Chief Financial Officer
(Principal Financial and Accounting Officer)