Form 10QSB
period 2005-12-31
GARUDA CAPITAL CORP
filed 2006-02-14
CIK 1116539

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-QSB

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2005

Or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ___________ To ___________

Commission file number 0 – 30927

Garuda Capital Corp.
(Exact name of registrant as specified in its charter)

Nevada	980209053
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

502-1978 Vine Street, Vancouver, BC	V6K 4S1
(Address of principal executive offices)	(Zip Code)

604-737-0203
(Registrant’s telephone number, including area code)

______________________
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

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock, $0.001 par value, 39,272,784 shares as of February 8, 2006

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

The accompanying financial statements of Garuda Capital Corp. (the “Company”, “we”, “our”, “us”) for the six months ended December 31, 2005 and December 31, 2004, have been prepared by the Company’s management and they do not include all information and notes to the financial statements necessary for a complete presentation of the financial position, results of operations and cash flows, in conformity with accounting principles generally accepted in the United States of America. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature.

Operating results for the six months ended December 31, 2005, are not necessarily indicative of the results that can be expected for the year ending June 30, 2006. All currency references in this report are in US dollars unless otherwise noted.

CONSOLIDATED FINANCIAL STATEMENTS

1.	CONSOLIDATED BALANCE SHEETS

2.	CONSOLIDATED STATEMENTS OF OPERATIONS

3.	CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIENCY

4.	CONSOLIDATED STATEMENTS OF CASH FLOWS

5.	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

GARUDA CAPITAL CORP.
Consolidated Balance Sheets
December 31, 2005 and June 30, 2005
(Unaudited)
	US Dollars
	Dec. 31, 2005	June 30, 2005

ASSETS
CURRENT ASSETS
Accounts receivable	$129,113	$84,096
Marketable securities	19,727	291,315
Inventory (Note 4)	399,251	277,952
Prepaid expenses and deferred charges	99,991	26,468
TOTAL CURRENT ASSETS	648,082	679,831

PROPERTY AND EQUIPMENT
Machinery and equipment, net of accumulated depreciation	194,408	204,591
TOTAL PROPERTY AND EQUIPMENT	194,408	204,591

OTHER ASSETS
Patents and trademarks, net of accumulated amortization	13,578	15,242
TOTAL OTHER ASSETS	13,578	15,242

TOTAL ASSETS	$856,068	$899,664

LIABILITIES AND STOCKHOLDERS' DEFICIENCY
CURRENT LIABILITIES
Bank indebtedness (Note 5)	$82,491	$94,754
Accounts payable and accrued expenses (Note 3)	645,539	344,892
Bank loan (Note 5)	155,000	185,000
Note payable – related party (Note 3)	510,862	524,558
Capital lease obligation	1,148	2,375
TOTAL CURRENT LIABILITIES	1,395,040	1,151,579

LONG TERM LIABILITIES
Government loan	14,245	13,392
TOTAL LIABILITIES	1,409,285	1,164,971

COMMITMENTS AND CONTINGENCIES (Note 7)

STOCKHOLDERS' DEFICIENCY
Preferred stock, $0.01 par value; 10,000,000 shares	-	-
Authorized, none issued and outstanding
Common stock, $0.001 par value; 100,000,000 shares	36,565	34,656
Authorized, 36,564,784 and 34,655,620 shares issued and
outstanding
Additional paid-in capital	5,370,594	5,181,587
Contra equity (Note 10)	(84,500)	(418,667)
Accumulated deficit	(5,877,826)	(4,938,748)
Accumulated other comprehensive gain/(loss)	1,950	(124,135)
TOTAL STOCKHOLDERS' DEFICIENCY	(553,217)	(265,307)

TOTAL LIABILITIES AND STOCKHOLDERS'
DEFICIENCY	$856,068	$899,664

The accompanying notes are an integral part of these statements.

GARUDA CAPITAL CORP.
Consolidated Statements of Operations
For the periods ended December 31, 2005 and 2004
(Unaudited)

	Three months ended December 31		Six months ended December 31
	2005	2004	2005	2004
REVENUE

SALES	262,921	367,765	$354,034	489,768

COST OF SALES	241,284	321,502	343.971	367,488

GROSS PROFIT	21,637	46,263	10,063	122,280

EXPENSES

General and administrative	220,389	147,562	413,672	354,828
Legal and accounting	74,839	24,459	99,872	37,139
Depreciation and amortization	3,260	2,758	6,253	9,478
Advertising and promotion	92,419	28,959	328,329	56,321
Premises leases	42,474	45,647	83,893	90,948
Total Operation Expenses	433,381	249,385	932,019	548,714

LOSS FROM OPERATIONS	(411,744)	(203,122)	(921,956)	(426,434)

OTHER INCOME (EXPENSE)
Foreign currency transaction income (loss)	(4,367)	-	9,965	-
Gain (loss) on sale of marketable securities	-	-	(21,743)	30,665
Other income	31,933	-	31,634	-
Interest expense (Note 3)	(19,699)	(11,535)	(36,978)	(22,426)
Total Other Income (Expense)	7,867	(11,535)	(17,122)	8,239

NET LOSS	(403,877)	(214,657)	(939,078)	(418,195)

OTHER COMPREHENSIVE INCOME
Gain on foreign currency translation	7,963	23,698	18,081	26,970
Reclassification of unrealized gain on available for
sale securities			88,277
Unrealized gain on available for sale of marketable
securities	19,727	-	19,727	-

COMPREHENSIVE LOSS	(376,187)	(190,959)	(812,993)	(391,225)

NET LOSS PER COMMON SHARE,
BASIC AND DILUTED	(0.01)	(0.03)	(0.03)	(0.06)

WEIGHTED AVERAGE NUMBER
OF COMMON SHARES OUTSTANDING,
BASIC AND DILUTED	35,992,893	7,410,242	35,284,583	6,891,908

The accompanying notes are an integral part of these statements.

Garuda Capital Corp.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIENCY
Period ended December 31, 2005		(Expressed in U.S. dollars)
(Unaudited)

					Accumulated
			Additional		other		Total
	Common stock		paid-in	Accumulated	comprehensive	Contra	Stockholders'
	Shares	Amount	capital	deficit	loss	equity	equity
	#	$	$	$	$	$	$

Balance, June 30, 2003	6,299,576	6,300	2,437,389	(2,728,160)	(47,045)	—	(331,516)
Shares issued for services at $0.30 per share	74,000	74	7,326	—	—	—	7,400
Gain/loss on foreign currency translation	—	—	—	—	(8,116)	—	(8,116)
Unrealized gain on available for sale securities	—	—	—	—	51,770	—	51,770
Net loss for the year ended June 30, 2004	—	—	—	(844,595)	—	—	(844,595)
Balance, June 30, 2004	6,373,576	6,374	2,444,715	(3,572,755)	(3,391)	—	(1,125,057)
Shares issued for compensation at $0.02 per share	1,555,000	1,555	29,545	—	—	—	31,100
Shares issued for compensation at $0.10 per share	800,000	800	79,200	—	—	—	80,000
Shares issued for services at $0.10 per share	2,980,000	2,980	295,020	—	—	—	298,000
Shares issued for services at $0.12 per share	3,000,000	3,000	357,000	—	—	—	360,000
Shares issued for services at $0.15 per share	27,000	27	4,023	—	—	—	4,050
Shares issued for debt at $0.10 per share	11,170,044	11,170	1,105,834	—	—	—	1,117,004
Shares issued for cash at $0.10 per share	8,750,000	8,750	866,250	—	—	—	875,000
Gain/loss on foreign currency translation	—	—	—	—	(32,467)	—	(32,467)
Unrealized loss on available for sale securities	—	—	—	—	(88,277)	—	(88,277)
Net loss for the year ended June 30, 2005	—	—	—	(1,365,993)	—	—	(1,365,993)
	34,655,620	34,656	5,181,587	(4,938,748)	(124,135)	—	153,360
Contra equity	—	—	—	—	—	(418,667)	(418,667)
Balance, June 30, 2005	34,655,620	34,656	5,181,587	(4,938,748)	(124,135)	(418,667)	(265,307)
Shares issued for cash at $0.10 per share	175,000	175	17,325	—	—	—	17,500
Contra equity				—	—	334,167	334,167
Shares issued for services at $0.10 per share	125,000	125	12,375	---	---	---	12,500
Shares issued for debt	1,609,000	1,609	159,307	—	—	—	160,916
Gain/Loss on foreign currency translation	—	—	—	—	18,081	—	18,081
Reclassification of unrealized loss on available for sale securities	—	—	—	—	88,277	—	88,277
Unrealized gain on available for sale securities	---	---	---	---	19,727	---	19,727
Net loss for the six months ended December 31, 2005	—	—	—	(939,078)	—	—	(939,078)
Balance, December 31, 2005	36,564,784	36,565	5,370,594	(5,877,826)	1,950	(84,500)	(553,217)

The accompanying notes are an integral part of these statements.

GARUDA CAPITAL CORP.
Consolidated Statements of Cash Flow
December 31, 2005 and 2004

(Unaudited)	Six months ended December 31
	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	(939,078)	(418,195)
Adjustments to reconcile net loss to net cash:
Depreciation and amortization	23,580	25,892
Consulting services paid in common stock in prior year	334,167	-
Common stock issued for services	12,500	31,100
Common stock issued for interest	859	-
Debt interest converted to note payable – related party	16,882
Loss (gain) from sale of marketable securities	21,743	(30,665)
Changes in net working capital items:
Accounts receivable	(45,017)	(9,630)
Prepaid expenses and deferred charges	(73,523)	(23,358)
Inventory	(121,299)	(35,757)
Accounts payable and accrued expenses	300,647	51,467
Net cash used in operating activities	(468,539)	(409,146)

CASH FLOWS PROVIDED BY INVESTING ACTIVITIES:
Purchase of machinery and equipment	(11,733)	(3,519)
Purchase of marketable securities	(63,689)	(168,655)
Proceeds from sale of marketable securities	437,407	199,320
Net cash provided by investing activities	361,985	27,146

CASH FLOWS PROVIDED BY FINANCING ACTIVITIES:
Increase/(decrease) in bank indebtedness	(12,262)	82,532
Decrease in bank loan	(30,000)	-
Decrease in capital lease obligations	(1,227)	(29,840)
Common stock issued for cash	17,500	-
Increase in note payable – related party	129,351	308,622
Net cash provided by financing activities	103,362	361,314

Effect of exchange rate changes on cash and cash equivalents	(3,192)	(20,686)

Net increase (decrease) in cash	-	-

Cash at beginning of period	-	-

Cash at end of period	-	-

NON-CASH FINANCING AND INVESTING ACTIVITIES:
Common stock issued for debt	160,916
Common stock issued for services	12,500	31,100

The accompanying notes are an integral part of these statements.

GARUDA CAPITAL CORP.
Condensed Notes to Consolidated Financial Statements
December 31, 2005 and 2004 (US Dollars)
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

Certain amounts from prior periods have been reclassified to conform to the current period presentation. This reclassification has resulted in no changes to the Company’s accumulated deficit or net loss presented.

Operating results for the six-month period ended December 31, 2005 are not necessarily indicative of the results that may be expected for the year ending June 30, 2006.

NOTE 2 – GOING CONCERN UNCERTAINTY

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company has incurred material recurring losses from operations. At December 31, 2005, the Company had an accumulated deficit of $5,877,826 and limited cash resources. For the six months ended December 31, 2005, the Company sustained a net loss of $939,078. These factors, among others, raise substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that may be necessary should the Company be unable to continue as a going concern. The Company’s continuation as a going concern is contingent upon its ability to obtain additional financing and to generate revenue and cash flow to meet its obligations on a timely basis. The Company’s management is currently putting sales strategies in place which will, if successful, mitigate these factors which raise substantial doubt about the Company’s ability to continue as a going concern.

GARUDA CAPITAL CORP.
Condensed Notes to Consolidated Financial Statements
December 31, 2005 and 2004 (US Dollars)

NOTE 3 – RELATED PARTY TRANSACTIONS

The Company is indebted to certain shareholders as follows:

	December 31,	June 30,
	2005	2005
Shareholder notes bearing interest at 10%,
No specific due dates, collateralized by
all personal property of Hagensborg Foods Ltd. and
Garuda Capital Corporation.	$57,424	$54,670
Shareholder note bearing interest at 15%,
no specified due date, unsecured	207,562	260,056
Shareholder convertible note bearing interest at 1%
per month, due June 30, 2006	0	100,000
Advances from shareholders, unsecured, bearing
interest at 10% with no specific due dates	245,876	109,832
	$510,862	$524,558

During six months ended December 31, 2005, $60,916 of loans from related party have been converted into common stock at $0.10 per share.

During six months ended December 31, 2005, $100,000 of convertible note from related party was converted to 1,000,000 units of common stock with a price of $0.10 per unit.

See Note 9 for further discussions of common stock.

At December 31, 2005, the Company had a balance due to related parties for services rendered in the amount of $118,579 contained in accounts payable.

For the six months ended December 31, 2005, interest expense on related party loans totalled $22,740 and is included in interest expense.

NOTE 4 – INVENTORY

Inventories are stated at the lower of average cost or net realizable value. The cost of finished goods includes the cost of raw material, direct and indirect labor, and other indirect manufacturing costs. The Company has recorded an allowance of $0 for inventory obsolescence in both periods.

The components of inventory at December 31, 2005 and June 30, 2005 are as follows:

GARUDA CAPITAL CORP.
Condensed Notes to Consolidated Financial Statements
December 31, 2005 and 2004 (US Dollars)

NOTE 4 – INVENTORY – Continued

	December 31, 2005	June 30, 2005
Packaging supplies	$224,245	$175,553
Finished goods	121,965	59,140
Raw materials	52,876	37,666
Other supplies	165	5,593
	$399,251	$277,952

NOTE 5 – BANK INDEBTEDNESS AND BANK LOANS

Demand Loan

The Company has a demand loan facility from a bank in the amount of $200,000, which is personally guaranteed by a shareholder of the Company. Outstanding advances at December 31, 2005 of $155,000 bear interest at the bank’s base rate plus 2%, payable on demand by the bank. The loan is collateralized by all present and future personal property of Hagensborg Foods Ltd.

Overdraft

The Company has a bank overdraft facility in the amount of $100,000. Outstanding advances bear interest at the bank’s base rate plus 2% per annum, payable monthly. At December 31, 2005 and June 30, 2005, the Company had a net outstanding balance of $82,491 and $94,754, respectively, on this overdraft facility. The facility is personally guaranteed by a shareholder of the Company and collateralized by all present and future personal property of Hagensborg Foods Ltd.

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

The following table reflects certain information for the Company’s segments:

GARUDA CAPITAL CORP.
Condensed Notes to Consolidated Financial Statements
December 31, 2005 and 2004 (US Dollars)

NOTE 6 – SEGMENT INFORMATION – Continued

		Six Months Ended December 31, 2005

	Hagensborg	Hagensborg	Natural	Corporate
		Seafoods	Program	and
	Foods Ltd.	Ltd.	Inc.	Eliminations	Total

Sales	$317,366	$-	$36,668	$-	$354,034
Gross profit (loss)	$13,102	$-	$(3,039)	$-	$10,063
Other
income(expense)	$5,770	$-	$-	$(22,892)	$(17,122)
Net loss	$(638,930)	$(72)	$(18,508)	$(281,568)	$(939,078)
Segment assets	$783,416	$0	$40,257	$32,395	$856,068

		Six Months Ended December 31, 2004

Sales	$291,554	$151,853	$46,361	$-	$489,768
Gross profit (loss)	$66,208	$65,862	$(9,790)	$-	$122,280
Other
income(expense)	$-	$-	$-	$8,239	$8,239
Net income (loss)	$(382,638)	$64,832	$(35,781)	$(64,608)	$(418,195)
Segment assets	$1,309,257	$81,345	$38,525	$(539,469)	$889,658

NOTE 7 – COMMITMENTS AND CONTINGENCIES

(a)

Pursuant to the Company’s bank loan agreement (discussed in Note 5), the Company’s ratio of current assets to current liabilities cannot exceed 1.2 to 1.0. At December 31, 2005 and June 30, 2005, the Company was in violation of this condition. At December 31, 2005 and June 30, 2005, the company was also in violation of a second covenant whereby the Company's ratio of debt to tangible net worth may not exceed 3.0 to 1.0. The bank has waived any action until March 31, 2006.

(b)

During the year ended June 30, 2005, Garuda Gold Corporation, a wholly owned subsidiary, entered into a Letter of Intent to earn the exclusive right and option to acquire a 65% right and interest in and to the Mining Rights to mine rock vein system in an area in Prestia, Ghana.

GARUDA CAPITAL CORP.
Condensed Notes to Consolidated Financial Statements
December 31, 2005 and 2004 (US Dollars)

NOTE 7 – COMMITMENTS AND CONTINGENCIES – Continued

In order to have the option exercised, Garuda Gold Corporation must, on or before May 17, 2006, incur direct or indirect expenses totalling $300,000 on a program of work in respect of this particular mining right.

No expenses have been incurred on this mining right to date.

(c)

During the year ended June30, 2005, Garuda Minerals Inc., a wholly owned subsidiary, entered into a Letter of Intent to earn the exclusive right and option to acquire 65% right, title and interest in and to an exploration license on an area of approximately 200 km2 located near the town of Ho in the Volta region of Ghana.

In order to have the option exercised, Garuda Minerals Inc. must, on or before May 17, 2006, incur direct or indirect expenses totalling $300,000 on a program of work in respect of this particular property.

No expenses have been incurred on this property to date.

(d)	On January 3, 2006, Jansen Blyth Enterprises Inc., commenced a small claims action against Hagensborg Foods Ltd., for $12,465 (Can.$). Hagensborg is currently negotiating a settlement. If a settlement is not reached, the action will be set down for a settlement conference.

NOTE 8 – STOCK OPTIONS

At December 31, 2005, 8,000,000 stock options were available for future grant under the 2005 Stock Option Plan and 140,000 stock options were available for grant (subject to vesting requirements) pursuant to an employment agreement.

		Options outstanding
	Shares	Number	Price	Weighted	Weighted
	available	of	per	average exercise	average
	for grant	shares	share	price	remaining
	#	#	$	$	life
Balance June 30, 2004	1,600,000	400,000	0.15	0.15	3.7 years
Options forfeited		(400,000)	0.15	0.15	2.7 years
Options vested and granted		40,000	0.10	0.10	4.5 years
Options exercised		—	—	—
Balance June 30, 2005	8,210,000	40,000	0.10	0.10	4.5 years
Options vested and granted		70,000	0.10	0.10	4.875 years
Balance December 31, 2005	8,140,000	110,000	0.10	0.10	4.0 years

The Company applies APB Opinion No. 25 in accounting for options and, accordingly, recognized no compensation cost for its stock options vested and granted in the periods ended December 31, 2005 and 2004. The following reflects the Company’s pro forma net loss and net loss per share as if the fair value-based method using the Black-Scholes option pricing model had been applied in measuring compensation expense.

GARUDA CAPITAL CORP.
Condensed Notes to Consolidated Financial Statements
December 31, 2005 and 2004 (US Dollars)

NOTE 8 – STOCK OPTION – Continued

		2005		2004
	$		$

Net loss as reported		(939,078)		(418,195)
Compensation expense determined under the
fair value method		(8,096)		-
Pro forma net loss		(947,174)		(418,195)

Pro forma net loss per share, basic and diluted		(0.03)		(0.06)

The following assumptions were made to measure compensation expense under the Black-Scholes option pricing model:

Risk-free interest rate 3.75%
Expected life 4.0 years
Expected volatility 107.85%
Dividend yields nil

The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options, which have no vesting restrictions and are fully transferable. The weighted average fair value of stock options under employer stock option plans granted during the period was $8,096 [2004 - $nil].

In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company’s employee stock options have characteristics significantly different from those of traded options and because changes in the subjective input assumptions can materially affect the fair value estimate, in management’s opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

NOTE 9 - COMMON STOCK

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

[b] Issued and outstanding

GARUDA CAPITAL CORP.
Condensed Notes to Consolidated Financial Statements
December 31, 2005 and 2004 (US Dollars)

NOTE 9 - COMMON STOCK – Continued

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

On November 30, 2005, the Company issued 125,000 common shares with a price of $0.10 per share for the services rendered.

On December 6, 2005, the Company issued 609,164 common shares with a price of $0.10 per share to one of the shareholders for the consideration of interest owed to the shareholder to September 30, 2005.

[c] Warrants

As at December 31, 2005, the Company had issued 10,547,522 warrants that had not been exercised. Each warrant allows the purchase of one share of common stock at an exercise price of $0.20 per share, exercisable for two years from issuance. The outstanding warrants expire as follows:

No. of	Expiry
warrants	date
500,000	June 2006
8,210,022	March 2007
1,750,000	June 2007
87,500	August 2007
10,547,522

Any value associated with the outstanding warrants was included in the original common stock price and included in the additional paid-in capital.

NOTE 10 - CONTRA EQUITY

During the year ended June 30, 2005 the Company issued common stock for services, some of which services will be rendered to the Company subsequent to the period end. The value of the services to be rendered subsequent to December 31, 2005 totalled $84,500 [June 30, 2005 - $418,667].

GARUDA CAPITAL CORP.
Condensed Notes to Consolidated Financial Statements
December 31, 2005 and 2004 (US Dollars)

NOTE 11 – SUBSEQUENT EVENT

On January 19, 2006, the Company’s Board of Directors approved the adoption of a 2006 Non-Qualified Stock Compensation Plan to issue up to 5,000,000 shares of the Company to the Company’s employees, executives and consultants and the Board approved the registration of the Plan on Form S-8.

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

Overview

We have seven wholly-owned subsidiaries, Hagensborg Foods Ltd., Hagensborg Seafoods Ltd., Natural Program Inc., Natural Program Ltd., Garuda Gold Corporation, Garuda Minerals Inc. and Garuda Ventures Canada Inc. We have recently acquired mining interests through Garuda Gold and Garuda Minerals. Garuda Ventures is active only in holding investments in securities.

Through our subsidiary Hagensborg Foods, we are in the business of manufacturing and marketing gourmet chocolates and other gourmet foods. Hagensborg has recently repackaged its chocolate product line using a “fairyland” theme as its marketing and promotional concept. We market our gourmet chocolate products throughout North America and serve high-end departmental and specialty stores both in Canada and the US.

Through our subsidiary Natural Program Inc. we operate a Chinese herbal pharmacy to dispense high quality Chinese herbs to practitioners and market a wholesale line of herbal remedies under the Natural Program name.

Results of Operations for the Six Months ended December 31, 2005 Compared to six months ended December 31, 2004 – Garuda Capital Corp. on a Consolidated Basis

During the six months ended December 31, 2005, we realized total revenues of $354,034 compared to $489,768 in revenues for the six months ended December 31, 2004 and we incurred a net loss for the six months ended December 31, 2005 of $939,078, compared to a net loss of $418,195 for the same period in 2004. The decrease in revenues and resultant increase in net loss for 2005 was as a result of decreased sales for our Hagensborg operations during the six months ended December 31, 2005 and the increase in operation expenses. As a result of the decreased sales, we are planning a more aggressive strategy in marketing our Hagensborg products. Gross profit for the six months ended December 31,

2005 was $10,063 compared to $122,280 for the same period in 2004.

Our general and administrative costs for the six months ended December 31, 2005 were $413,672 compared to $354,828 for the six months ended December, 2004. These costs consisted primarily of personnel costs, consulting fees, and general office costs. The increase in general and administrative costs between the two periods is largely the result of increased legal and accounting expenses.

Our legal and accounting costs for the six months ended December 31, 2005 were $99,872 compared to $37,139 for the six months ended December 31, 2004. This increase is due to additional legal services provided and an increased cost in accounting services.

Our premise leases were $83,893 and $90,948 for the six months ended December 31, 2005 and December 31, 2004, respectively.

Our advertising and promotion costs for the six months ended December 31, 2005 were $328,329 and $56,321 for the six months ended December 31, 2004. The increase in advertising and promotion costs between the two periods is largely the result of our marketing research and product redesign for Hagensborg.

We anticipate that we will incur increased sales and marketing costs, including hiring sales personnel, broker fees and tradeshow attendance fees, as we implement our business growth strategies for both Hagensborg and Natural Program.

Liquidity and Capital Resources for the Six Months ended December 31, 2005, Compared to June 30, 2005 on Consolidated Basis.

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

We have financed Hagensborg’s operations partly through revenues from operations and bank credit facilities, and partly through the issuance of equity shares, warrants and convertible debentures. Hagensborg has not been able to reach the break-even point for the last four fiscal years and has had to rely on the Company for capital resources. We believe that sales from Hagensborg’s new product lines will add new capital resources over the coming year, but may not be sufficient to sustain operations and fund new product launches throughout the fiscal year ending June 30, 2006. If we are to pursue the options in mining interests granted to Garuda Gold and Garuda Minerals, we will need to invest approximately $500,000 during the next year in the mining properties subject to those interests.

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

During the six months ended December 31, 2005, our current assets decreased $31,749 from $679,831 in June 2005 to $648,082 in December 2005. Our inventory and accounts receivable increased $166,316 and our marketable securities decreased $271,588.

Non-current assets for the six months ended December 31, 2005 were $207,986, net of accumulated depreciation, compared to non-current assets of $219,833 for the six months ended December 31, 2004.

Total liabilities increased from $1,164,971 as of June 30, 2005 to $1,409,285 as of December 31, 2005. This amount includes $1,395,040 in current liabilities, of which $155,000 is a bank loan.

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

(b) Changes in internal controls.

Subsequent to the date of their evaluation, there were no significant changes in our internal controls over financial reporting or in other factors that could significantly affect these controls. There were no significant deficiencies or material weaknesses in our internal controls so no corrective actions were taken.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

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

On August 24, 2005, the Company issued 175,000 shares and 87,500 warrants pursuant to private placements at $0.10 per unit. The units were priced at $0.10 each. Each unit consisted of one share of common stock and a one-half non-transferable warrant. Each full warrant allows the purchase one share by the cash payment of the exercise price of $0.20 per share, exercisable for a period of two years from the date of issuance

On December 6, 2005, the Company issued 609,164 common shares with a price of $0.10 per share to one of the shareholders for the consideration of interest owed to the shareholder up to September 30, 2005.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES:

None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS:

None

ITEM 5. OTHER INFORMATION:

None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

Exhibits

10.1	Design Agreement between Hagensborg and Turner Duckworth dated March 16, 2005 (incorporated by reference as exhibit 10.1 to our Quarterly Report on Form 10-QSB filed on May 12, 2005)

10.2	Agreement between Garuda Minerals, Newhaven and Aquarian dated May 18, 2005 (incorporated by reference as exhibit 10.1 to our Report on Form 8-K filed on May 25, 2005)

10.3	Agreement between Garuda Gold, Newhaven and Aquarian dated May 18, 2005 (incorporated by reference as exhibit 10.2 to our Report on Form 8-K filed on May 25, 2005)

10.4	Agreement between Garuda and Newhaven dated May 6, 2005 (incorporated by reference as exhibit 10.3 to our Report on Form 8-K filed on May 25, 2005)

10.5	Environmental Permit for Mineral Exploration dated April 20, 2005 (incorporated by reference as Exhibit 10.5 to our Annual Report on Form 10-KSB filed on November 14, 2005)

10.6	Proposed Work Program for Chromium Prospecting in Ghana (incorporated by reference as Exhibit 10.6 to our Annual Report on Form 10-KSB filed on November 14, 2005)

10.7	Agreement for Mining Services between Robert Appiah and Newhaven dated May 6, 2005 (incorporated by reference as Exhibit 10.7 to our Annual Report on Form 10-KSB filed on November 14, 2005)

21	Subsidiaries of the Registrant

Name	Place of Incorporation

Hagensborg Foods Ltd.	British Columbia
Hagensborg Seafoods Ltd.	British Columbia
Natural Program Inc.	Nevada
Natural Program Ltd.	British Columbia
Garuda Ventures Canada Inc.	British Columbia
Garuda Gold Corporation	British Columbia
Garuda Minerals Inc.	Nevada

31.1	Rule 13a-14(a)/15d-14(a) Certification of CEO and CFO

32.1	Section 906 Certification of CEO and CFO

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: February 14, 2006

GARUDA CAPITAL CORP.
(Issuer)

By: /s/ C. Robin Relph

C. Robin Relph, President, Chief Executive Officer, Chief Financial Officer
(Principal Financial and Accounting Officer)