Form 10QSB
period 2006-03-31
GARUDA CAPITAL CORP
filed 2006-05-16
CIK 1116539

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-QSB

[ x ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006

Or

[           ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________________ To ______________________

Commission file number 0 – 30927

GARUDA CAPITAL CORP.
(Exact name of registrant as specified in its charter)

Nevada	980209053
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

502-1978 Vine Street, Vancouver, BC	V6K 4S1
(Address of principal executive offices)	(Zip Code)

604-737-0203
(Registrant’s telephone number, including area code)

______________________________________________________
(Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past
12 months (or for such shorter period that the registrant was require to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
[ x ] Yes [           ] No

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
[           ] Yes [ x ] No

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by
Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.
[           ] Yes [           ] No

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock, $0.001 par value, 45,762,784 shares as of April 27, 2006

PART I – FINANICAL INFORMATION

ITEM 1.                   FINANICAL STATEMENTS

The unaudited consolidated financial statements of Garuda Capital Corp. (the “Company”, “we”, “our”, “us”) follow. All currency references in this report are in US dollars unless otherwise noted.

CONSOLIDATED FINANCIAL STATEMENTS

1.	CONSOLIDATED BALANCE SHEETS

2.	CONSOLIDATED STATEMENTS OF OPERATIONS

3.	CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIENCY

4.	CONSOLIDATED STATEMENTS OF CASH FLOW

5.	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3

GARUDA CAPITAL CORP.
Consolidated Balance Sheets
March 31, 2006 and June 30, 2005
(Unaudited)
(Going concern uncertainty – Note 2)

	US Dollars
	March 31,	June 30,
	2006	2005

ASSETS (Notes 3 and 5)
CURRENT ASSETS
Cash	$79,936	$-
Accounts receivable	88,027	84,096
Marketable securities	-	291,315
Inventory (Note 4)	373,610	277,952
Prepaid expenses and deferred charges	28,061	26,468
TOTAL CURRENT ASSETS	569,634	679,831

PROPERTY AND EQUIPMENT
Machinery and equipment, net of accumulated depreciation	188,023	204,591
TOTAL PROPERTY AND EQUIPMENT	188,023	204,591

OTHER ASSETS
Patents and trademarks, net of accumulated amortization	12,747	15,242
TOTAL OTHER ASSETS	12,747	15,242

TOTAL ASSETS	$770,404	$899,664

LIABILITES AND STOCKHOLDERS’ DEFICIENCY
CURRENT LIABILITIES
Bank indebtedness (Note 5)	$-	$94,754
Accounts payable and accrued expenses (Note 3)	335,805	344,892
Bank loan (Note 2 and 5)	135,000	185,000
Note payable – related party (Note 3)	461,583	524,558
Capital lease obligation	458	2,375
TOTAL CURRENT LIABILITIES	932,846	1,151,579

LONG TERM LIABILITIES
Government loan	14,220	13,392
TOTAL LIABILITIES	947,066	1,164,971

COMMITMENTS AND CONTINGENCIES (Note 7)

STOCKHOLDERS’ DEFICIENCY
Preferred stock, $0.01 par value; 10,000,000 shares	-	-
Authorized, none issued and outstanding
Common stock, $0.001 par value; 100,000,000 shares	45,763	34,656
Authorized, 45,762,784 and 34,655,620 shares issued and
outstanding
Additional paid-in capital	6,163,906	5,181,587
Contra equity (Note 10)	(104,682)	(418,667)
Accumulated deficit	(6,288,522)	(4,938,748)
Accumulated other comprehensive gain/(loss)	6,873	(124,135)
TOTAL STOCKHOLDERS’ DEFICIENCY	(176,662)	(265,307)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIENCY	$770,404	$899,664

The accompanying notes are an integral part of these statements.

4

GARUDA CAPITAL CORP.
Consolidated Statements of Operations
For the periods ended March 31, 2006 and 2005
(Unaudited)

	Three months ended		Nine months ended
	March 31		March 31
	2006	2005	2006	2005

REVENUE

SALES	$242,033	$134,275	$594,726	$637,177

COST OF SALES	165,986	116,799	509,671	555,090

GROSS PROFIT	76,047	17,476	85,055	82,087

EXPENSES

General and administrative (Note 3)	249,815	213,070	663,028	505,332
Legal and accounting	40,904	24,560	140,776	61,699
Depreciation and amortization	3,260	7,335	9,780	12,769
Advertising and promotion	155,687	7,592	484,210	59,208
Premises leases	43,395	41,508	127,261	132,979
Total Operation Expenses	493,061	294,065	1,425,055	771,987

LOSS BEFORE OTHER INCOME (EXPENSES)	(417,014)	(276,589)	(1,340,000)	(689,900)

OTHER INCOME (EXPENSES)
Foreign currency transaction income (loss)	(1,831)	-	8,123	-
Gain on sale of marketable securities	28,785	-	6,995	30,665
Other income	1,617	-	33,452	-
Interest expense (Note 3)	(21,380)	(179,027)	(58,344)	(201,783)
Total Other Income (Expense)	7,191	(179,027)	(9,774)	(171,118)

NET LOSS	(409,823)	(455,616)	(1,349,774)	(861,018)

OTHER COMPREHENSIVE INCOME
Gain (loss) on foreign currency translation	34,054	(45,080)	42,731	(14,721)
Reclassification of unrealized gain on available
for sale marketable securities	-	-	88,277	-
Unrealized gain on available for sale of
marketable securities	(19,727)	-	-	-

COMPREHENSIVE LOSS	(395,496)	(500,696)	(1,218,766)	(875,739)

NET LOSS PER COMMON SHARE,
BASIC AND DILUTED	$(0.01)	$(0.04)	$(0.03)	$(0.11)

WEIGHTED AVERAGE NUMBER
OF COMMON SHARES OUTSTANDING,
BASIC AND DILUTED	39,789,717	11,178,582	36,764,371	8,069,217

The accompanying notes are an integral part of these statements.

5

Garuda Capital Corp.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIENCY
Period ended March 31, 2006
(Expressed in U.S. dollars)
(Unaudited)

					Accumulated
			Additional		other		Total
	Common stock		paid-in	Accumulated	comprehensive	Contra	Stockholders’
	Shares	Amount	capital	deficit	loss	equity	deficiency
	#	$	$	$	$	$	$

Balance, June 30, 2004	6,373,576	6,374	2,444,715	(3,572,755)	(3,391)	-	(1,125,057)
Shares issued for	1,555,000	1,555	29,545	-	-	-	31,100
compensation at$0.02 per
share
Shares issued for	800,000	800	79,200	-	-	-	80,000
compensation at $0.10 per
share
Shares issued for services	2,980,000	2,980	295,020	-	-	-	298,000
at $0.10 per share
Shares issued for services	3,000,000	3,000	357,000	-	-	-	360,000
at $0.15 per share
Shares issued for debt at	11,170,044	11,170	1,105,834	-	-	-	1,117,004
$0.10 per share
Shares issued for cash at	8,750,000	8,750	866,250	-	-	-	875,000
$0.10 per share
Gain/loss on foreign	-	-	-	-	(32,467)	-	(32,467)
currency translation
Unrealized loss on available	-	-	-	-	(88,277)	-	(88,277)
for sale securities
Net loss for the year ended	-	-	-	(1,365,993)	-	-	(1,365,993)
June 30, 2005
	34,655,620	34,656	5,181,587	(4,938,748)	(124,135)	-	153,360
Contra equity	-	-	-	-	-	(418,667)	(418,667)
Balance, June 30, 2005	34,655,620	34,656	5,181,587	(4,938,748)	(124,135)	(418,667)	(265,307)
Shares issued for cash at	525,000	525	51,975	-	-	-	52,500
$0.10 per share
Shares issued for cash at	2,500,000	2,500	197,500	-	-	-	200,000
$0.08 per share
Shares issued for cash at	1,000,000	1,000	64,000	-	-	-	65,000
$0.065 per share
Contra equity	-	-	-	-	-	313,985	313,985
Shares issued for services	4,683,000	4,683	458,977	-	-	-	463,660
Shares issued for debt	2,399,164	2,399	209,867	-	-	-	212,266
Gain on foreign	-	-	-	-	42,731	-	42,731
currency translation
Reclassification of	-	-	-	-	88,277	-	88,277
unrealized loss on available
for sale marketable securities
Net loss for the nine months	-	-	-	(1,349,774)	-	-	(1,349,774)
ended March 31, 2006
Balance, March 31, 2006	45,762,784	45,763	6,163,906	(6,288,522)	6,873	(104,682)	(176,662)

The accompanying notes are an integral part of these statements.

6

GARUDA CAPITAL CORP.
Consolidated Statements of Cash Flow
March 31, 2006 and 2005
(Unaudited)

	Nine months ended March 31
	2006	2005

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	(1,349,774)	(861,018)
Adjustments to reconcile net loss to net cash:
Depreciation and amortization	35,523	37,390
Consulting services paid in common stock in prior year	313,985	329,100
Common stock issued for debt and interest	212,266	166,359
Common stock issued for services	463,660	-
Gain from sale of marketable securities	(6,995)	(30,665)
Changes in net working capital items:
Accounts receivable	(3,931)	72,748
Prepaid expenses and deferred charges	(1,593)	(253,911)
Inventory	(95,658)	(46,067)
Accounts payable and accrued expenses	(9,087)	19,310
Net cash used by operating activities	(441,604)	(566,754)

CASH FLOWS PROVIDED BY INVESTING ACTIVITIES:
Purchase of machinery and equipment	(16,460)	(12,713)
Purchase of marketable securities	(63,689)	(510,694)
Proceeds from sale of marketable securities	466,126	199,320
Net cash provided by investing activities	385,977	(324,087)

CASH FLOWS PROVIDED BY FINANCING ACTIVITIES:
Decrease in bank indebtedness	(94,754)	(92,686)
Decrease in bank loan	(50,000)	(22,775)
Decrease in capital lease obligations	(1,917)	(2,334)
Increase (decrease) in note payable – related party	(62,975)	308,622
Common stock issued for cash	317,500	675,000
Net cash provided by financing activities	107,854	865,827

Effect of exchange rate changes on cash and cash equivalents	27,709	25,014

Net increase in cash	79,936	-

Cash, beginning of period	-	-

Cash, end of period	79,936	-

SUPPLEMENTAL DISCLOSURE OF FINANCIAL INFORMATION:
Cash used for bank loan interest payments	22,057	30,502

The accompanying notes are an integral part of these statements.

GARUDA CAPITAL CORP.
Condensed Notes to Consolidated Financial Statements
March 31, 2006 and 2005 (US Dollars)
(Unaudited)

NOTE 1 – BASIS OF PRESENTATION

The following unaudited interim consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Regulation S-B as promulgated by the Securities and Exchange Commission. Accordingly, these financial statements do not include all of the disclosures required by generally accepted accounting principles for complete financial statements. These unaudited interim consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements for the year ended June 30, 2005. In the opinion of management, the unaudited interim consolidated financial statements furnished herein include all adjustments, all of which are of a normal recurring nature, necessary for a fair statement of the results for the interim period presented.

The preparation of financial statements in accordance with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the period. Actual results could differ from those estimates.

Certain amounts from prior periods have been reclassified to conform to the current period presentation. This reclassification has resulted in no changes to the Company’s accumulated deficit or net loss presented.

Operating results for the nine-month period ended March 31, 2006 are not necessarily indicative of the results that may be expected for the year ending June 30, 2006.

NOTE 2 - GOING CONCERN UNCERTAINTY

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business for the foreseeable future. The Company has incurred material recurring losses from operations. For the nine months ended March 31, 2006, the Company sustained a net loss of $1,349,774. At March 31, 2006, the Company had a working capital deficiency of $363,212 and a shareholders’ deficiency of $176,662. The Company was in violation of the covenants set in the bank loan. However, the bank waived any action until March 31, 2006. (See further discussions in Note 7 of bank loans.)

These factors raise substantial doubt about the Company’s ability to continue as a going concern. The Company’s continuation as a going concern is contingent upon its ability to obtain additional financing and to generate revenue and cash flow to meet its obligations on a timely basis. The Company’s management is currently putting sales strategies in place which will, if successful, mitigate these factors which raise substantial doubt about the Company’s ability to continue as a going concern. There are no assurances that the Company will be successful in achieving these goals. These financial statements do not give effect to adjustment to the amount and classifications of assets and liabilities that might be necessary should the Company be unable to operate as a going concern.

NOTE 3 – RELATED PARTY TRANSACTIONS

Unless otherwise noted, all related party transactions are incurred in the normal course of business and are recorded at the exchange amount as agreed upon by the related parties.

The Company is indebted to certain shareholders as follows:

	March 31, 2006	June 30, 2005
Shareholder notes bearing interest at 10%,
no specific due dates, collaterized by
all personal property of Hagensborg Foods Ltd. and
Garuda Capital Corporation	$58,839	$54,670
Shareholder note bearing interest at 15%,
no specific due date, unsecured	215,000	260,056

Shareholder convertible note bearing interest at 1%
per month, due June 30, 2006	-	100,000
Advances from shareholders, unsecured, bearing
interest at 10% with no specific due dates	187,744	109,832
	$461,583	$524,558

During the nine months ended March 31, 2006, $112,266 of loans from related parties have been converted into common stock.

During the nine months ended March 31, 2006, $100,000 of convertible note from related party was converted to 1,000,000 units of common stock with a price of $0.10 per unit.

See Note 9 for further discussion of common stock.

At March 31, 2006, the Company had a balance due to a shareholder, who is also a sales consultant to Hagensborg Foods Ltd., for services rendered in the amount of $22,849 (June 30, 2005 - $14,118.85) contained in accounts payable.

For the three months ended March 31, 2006, interest expense on related party loans was $13,568, compared to $166,359 for the same period in 2005. For the nine months ended March 31, 2006, interest expense on related party loans totaled $36,309, compared to $172,359 for the nine months ended March 31, 2005. These interest expenses on related party loans were included in interest expense.

NOTE 4 – INVENTORY

Inventories are stated at the lower of average cost or net realizable value. The cost of finished goods includes the cost of raw material, direct and indirect labor, and other indirect manufacturing costs. The Company has not recorded an allowance for inventory obsolescence in either period.

The components of inventory at March 31, 2006 and June 30, 2005 are as follows:

	March 31, 2006	June 30, 2005
Packaging supplies	$217,717	$175,553
Finished goods	107,248	59,140
Raw materials	48,481	37,666
Other supplies	165	5,593
	$373,610	$277,952

NOTE 5 – BANK INDEBTEDNESS AND BANK LOANS

Demand Loan

The Company has a demand loan facility from a bank in the amount of $200,000, which is personally guaranteed by a shareholder of the Company. Outstanding advances at March 31, 2006 of $135,000 bear interest at the bank’s base rate plus 2%, payable on demand by the bank. The loan is collaterized by all present and future personal property of Hagensborg Foods Ltd.

Overdraft

The Company has a bank overdraft facility in the amount of $100,000. Outstanding advances bear interest at the bank’s base rate plus 2% per annum, payable monthly. At March 31, 2006 and June 30, 2005, the Company had a net outstanding balance of $nil and $94,754, respectively, on this overdraft facility. The facility is personally guaranteed by a shareholder of the Company and collaterized by all present and future personal property of Hagensborg Foods Ltd.

See Note 2 and 7 for further discussions of bank loans.

NOTE 6 – SEGMENT INFORMATION

The Company has adopted Statement of Financial Accounting Standards No. 131, “Disclosures about Segments of an Enterprise and Related Information”, (hereinafter “SFAS No. 131”). SFAS No. 131 established standards for reporting information about operating segments in annual financial statements and requires selected information about operating segments in interim financial reports issued to stockholders. It also established standards for related disclosures about products and services and geographic areas. Operating segments are defined as components of an enterprise about which separate financial information is available, evaluated regularly by the chief operating decision makers, or a decision making group, in deciding how to allocate resources and in assessing performance for the company. These segments are defined by product line.

The following table reflects certain information for the Company’s segments:

	Nine Months Ended March 31, 2006

		Hagensborg	Natural	Corporate
	Hagensborg	Seafoods	Program	and
	Foods Ltd.	Ltd.	Inc.	Eliminations	Total

Sales	$533,865	$-	$60,861	$-	$594,726
Gross profit (loss)	89,038	-	(3,983)	-	85,055
Other income (expense)	(2,026)	-	-	(7,748)	(9,774)
Net loss	(925,598)	(88)	(28,640)	(395,448)	(1,349,774)

	Nine Months Ended March 31, 2005

		Hagensborg	Natural	Corporate
	Hagensborg	Seafoods	Program	and
	Foods Ltd.	Ltd.	Inc.	Eliminations	Total

Sales	$385,286	$186,456	$65,435	$-	$637,177
Gross profit (loss)	23,520	75,585	(17,018)	-	82,087
Other income (expense)	(29,427)	-	3	(141,694)	(171,118)
Net loss	(575,905)	72,248	(52,463)	(304,898)	(861,018)

	Three Months Ended March 31, 2006

		Hagensborg	Natural	Corporate
	Hagensborg	Seafoods	Program	and
	Foods Ltd.	Ltd.	Inc.	Eliminations	Total

Sales	$217,729	$-	$24,304	$-	$242,033
Gross profit (loss)	76,980	-	(933)	-	76,047
Other income (expense)	(7,999)	-	-	15,190	7,191
Net loss	(286,105)	(16)	(9,874)	(113,828)	(409,823)

	Three Months Ended March 31, 2005

		Hagensborg	Natural	Corporate
	Hagensborg	Seafoods	Program	and
	Foods Ltd.	Ltd.	Inc.	Eliminations	Total

Sales	$96,106	$19,095	$19,074	$-	$134,275
Gross profit (loss)	17,476	7,228	(7,228)	-	17,476
Other income (expense)	(12,671)	-	3	(166,359)	(179,027)
Net loss	(207,838)	6,437	(16,682)	(237,533)	(455,616)

		Hagensborg	Natural	Corporate
	Hagensborg	Seafoods	Program	and
	Foods Ltd.	Ltd.	Inc.	Eliminations	Total

Segment assets
As of March 31, 2006	723,847	-	36,911	9,646	770,404
As of June 30, 2005	494,300	57,399	43,472	304,493	899,664

NOTE 7 – COMMITENTS AND CONTINGENCIES

(a)

Pursuant to the Company’s bank loan agreement (discussed in Note 5), the Company’s ratio of current assets to current liabilities cannot exceed 1.2 to 1.0. At March 31, 2006 and June 30, 2005, the Company was in violation of this condition. At March 31, 2006 and June 30, 2005, the Company was also in violation of a second covenant whereby the Company’s ratio of debt to tangible net worth may not exceed 3.0 to 1.0. The bank waived any action until March 31, 2006 and has not taken any action to date.

(b)

During the year ended June 30, 2005, Garuda Gold Corporation, a wholly owned subsidiary, entered into a Letter of Intent to earn the exclusive right and option to acquire a 65% right and interest in and to the Mining Rights to mine rock vein system in an area in Prestia, Ghana.

In order to have the option exercised, Garuda Gold Corporation must, on or before May 17, 2006, incur direct or indirect expenses totaling $300,000 on a program of work in respect of this particular mining right.

No expenses have been incurred on this mining right to date.

On April 4, 2006, the Company announced that its subsidiary, Garuda Gold Corporation had elected not to exercise its option to joint venture the mining prospects in Ghana, as detailed in Note 11.

(c)

During the year ended June 30, 2005, Garuda Minerals Inc., a wholly owned subsidiary, entered into a Letter of Intent to earn the exclusive right and option to acquire 65% right, title and interest in and to an exploration license on an area of approximately 200 km2 located near the town of Ho in the Volta region of Ghana.

In order to have the option exercised, Garuda Minerals Inc. must, on or before May 17, 2006, incur direct or indirect expenses totaling $300,000 on a program of work in respect of this particular property.

No expenses have been incurred on this property to date.

On April 4, 2006, the Company announced that its subsidiary, Garuda Minerals Inc. had elected not to exercise its option to joint venture the mining prospects in Ghana, as detailed in Note 11.

(d)

On April 12, 2006, Leone International Marketing Inc. (the "Claimant") filed a claim in the Supreme Court of British against the Company’s wholly owned subsidiary, Hagensborg Foods Ltd. claiming that Hagensborg’s use of the name “Leone” to sell its chocolates infringes its trademark rights, causing damages. The Claimant is seeking:

  An injunction restraining Hagensborg from using the name “Leone” and the stylized lion logo to sell its products and services;
  Damages for trademark infringement;
  An accounting of Hagensborg’s profits; and
  Costs and interest.

Hagensborg intends to defend the claim. The Company believes it has a strong chance of success of defending the claim. No court date has yet been set and the damage amount is undeterminable at this point of time.

NOTE 8 – STOCK OPTIONS

During nine months ended March 31, 2006, the Company granted 3,500,000 stock options at the exercise price of $0.10 per share to employees and consultants. At March 31, 2006, 4,500,000 stock options were available for future grant under the 2005 Stock Option Plan and 105,000 stock options were available for grant (subject to vesting requirements) pursuant to an employment agreement.

		Options outstanding
	Shares	Number	Price	Weighted	Weighted
	available	of	per	average exercise	average
	for grant	shares	share	price	remaining
	#	#	$	$	life
Balance June 30, 2004	1,600,000	400,000	0.15	0.15	3.7 years
Options forfeited		(400,000)	0.15	0.15	2.7 years
Options vested and granted		40,000	0.10	0.10	4.5 years
Options exercised		-	-	-
Balance June 30, 2005	8,210,000	40,000	0.10	0.10	4.5 years
Options vested and granted		3,605,000	0.10	0.10	1.92 years
Options exercised		-	-	-

Balance March 31, 2006	4,605,000	3,645,000	0.10	0.10	1.82 years

The Company applies APB Opinion No. 25 in accounting for options and, accordingly, recognized no compensation cost for its stock options vested and granted in the periods ended March 31, 2006 and 2005. The following reflects the Company’s pro forma net loss and net loss per share as if the fair value-based method using the Black-Scholes option pricing model had been applied in measuring compensation expense.

	Nine months ended March 31
	2006	2005
	$	$
Net loss as reported	(1,345,809)	(861,018)
Compensation expense determined under the
fair value method	(173,502)	-
Pro forma net loss	(1,519,311)	(861,018)

Pro forma net loss per share, basic and diluted	(0.04)	(0.11)

The following assumptions were made to measure compensation expense under the Black-Scholes option pricing model:

Risk-free interest rate: 4%
Expected life: 1.82 years
Expected volatility: 108.63%
Dividend yeilds: nil

The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options, which have no vesting restrictions and are fully transferable. The weighted average fair value of stock options under employee stock option plans granted during the period was $173,502 [2005 – $nil].

In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company’s employee stock options have characteristics significantly different from those of traded options and because changes in the subjective assumptions can materially affect the fair value estimate, in management’s opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

NOTE 9 – COMMON STOCK

[a] Authorized

The Company is authorized to issue up to 100,000,000 shares of common stock, par value $0.001 per share. The Company is also authorized to issue up to 10,000,000 shares of preferred stock, par value $0.01 per share.

[b] Issued and outstanding

On August 11, 2005, the shareholder’s convertible note was converted to 1,000,000 units with a price of $0.10 per unit. Each unit is comprised of one share of common stock in the Company, and one warrant to acquire an additional share of the Company at $0.20 for every two units issued upon conversion.

On November 30, 2005, the Company issued 609,164 common stock shares with a price of $0.10 per share to one of the shareholders for the consideration of interest owed to the shareholder to September 30, 2005.

On January 6, 2006, the Company issued 790,000 common shares with a price of $0.065 per share to repay $51,350 of one shareholders’ loan.

During nine months ended March 31, 2006, the Company issued 4,025,000 common stock shares and 3,262,500 warrants pursuant to private placements for cash proceeds of $317,500.

During nine months ended March 31, 2006, the Company issued 4,683,000 common stock shares for the total amount of $463,660 for the services rendered to the Company.

[c] Warrants

As at March 31, 2006, the Company had issued 14,117,522 warrants that had not been exercised. Each warrant allows the purchase of one share of common stock at an exercise price of $0.20 per share, exercisable for two years from issuance. The outstanding warrants expire as follows:

No. of warrants	Expiry date
500,000	June 2006
8,210,022	March 2007
1,750,000	June 2007
87,500	August 2007
895,000	January 2008
2,675,000	March 2008
14,117,522

Any value associated with the outstanding warrants was included in the original common stock price and included in the additional paid-in capital.

NOTE 10 – CONTRA EQUITY

During the nine months ended March 31, 2006, the Company issued common stock for services, some of which services will be rendered to the Company subsequent to the period end. The value of the services to be rendered subsequent to March 31, 2006 totaled $104,682 [June 30, 2005 - $418,667].

NOTE 11 – SUBSEQUENT EVENT

On April 4, 2006, the Company announced that its subsidiaries, Garuda Minerals Inc. and Garuda Gold Corporation had elected not to exercise their options to joint venture two mining prospects in Ghana. The company's wholly owned subsidiaries had entered into letters of intent with Newhaven Resources Ltd, which will be allowed to expire on May 18, 2006.

Though no agreement has been entered into at this time, the Company is reviewing possible acquisitions in the natural resource sector for its mining subsidiaries.

ITEM 2.                   MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION / PLAN OF OPERATIONS

Forward Looking Statements

This report on Form 10-QSB contains certain forward-looking statements within the meaning of Section 21e of the Securities Exchange Act of 1934, as other applicable securities laws. All statements other than statements of historical fact are “forward-looking statements” for purposes of these provisions, including any projections of earnings, revenues, or other financial items; any statements of the plans, strategies, and objectives of management for future operation; any statements concerning proposed new products, services, or developments; any statements regarding future economic conditions or performance; statements of belief; and any statement of assumptions underlying any of the foregoing. Such forward-looking statements are subject to inherent risks and uncertainties, and actual results could differ materially from those anticipated by the forward-looking statements.

Overview

We have seven wholly owned subsidiaries, Hagensborg Foods Ltd., Hagensborg Seafoods Ltd., Natural Program Inc., Natural Program Ltd., Garuda Gold Corporation, Garuda Minerals Inc., and Garuda Ventures Canada Inc. Garuda Gold and Garuda Minerals are currently seeking mineral exploration opportunities. Garuda Ventures is active only in holding investments in securities.

Through our subsidiary Hagensborg Foods, we are in the business of manufacturing and marketing gourmet chocolates and other gourmet foods. Hagensborg has recently repackaged its chocolate product line using a “fairyland” theme as its marketing and promotional concept. We market our gourmet chocolate products through North America and serve high-end departmental and specialty stores both in Canada and the US.

Through our subsidiary Natural Program Inc. we operate a Chinese herbal pharmacy to dispense high quality Chinese herbs to practitioners and market a wholesale line of herbal remedies under the Natural Program name.

Results of Operations for the Nine Months ended March 31, 2006 Compared to nine months ended March 31, 2005 – Garuda Capital Corp. on a Consolidated Basis

During nine months ended March 31, 2006, we realized total revenue of $594,726 compared to $637,177 in revenue for the nine months ended March 31, 2005 and we incurred a net loss for the nine months ended March 31, 2006 of $1,349,774, compared to a net loss of $861,018 for the same period in 2005. The decrease in revenues and resultant increase in net loss for 2006 was as a result of decreased sales for our Hagensborg operations during the nine months ended March 31, 2006 and increase in operation expenses. The decreased sales were mainly due to the weak marketing strategy in Hagensborg Foods Ltd. We are planning a more aggressive strategy in marketing our Hagensborg products. Gross profit for the nine months ended March 31, 2006 was $85,055 compared to $82,087 for the same period in 2005.

Our general and administrative costs for the nine months ended March 31, 2006 were $659,063 compared to $505,332 for the nine months ended March 31, 2005. These costs consisted primarily of personnel costs, consulting fees, and general office costs. The increase in general administrative cost between the two periods is largely the result of increased consulting fees for Garuda’s Ghana mining projects.

Our legal and accounting costs for the nine months ended March 31, 2006 were $140,776, compared to $61,699 for the nine months ended March 31, 2005. This increase is due to additional legal services provided and an increased cost in accounting services.

Our premise leases were $127,261 and $132,979 for the nine months ended March 31, 2006 and March 31, 2005, respectively. The difference between the two periods is because of the exchange rate.

Our advertising and promotion costs for the nine months ended March 31, 2006 were $484,210 and $59,208 for the nine months ended March 31, 2005. This increase in advertising and promotion costs between the two periods is largely the result of our marketing research and product redesign for Hagensborg.

We anticipate that we will incur increased sales and marketing costs, including hiring sales personnel, broker fees and tradeshow attendance fees, as we implement our business growth strategies for both Hagensborg and Natural Program.

Liquidity and Capital Resources for the nine months ended March 31, 2006, Compared to June 30, 2005 on Consolidated Basis.

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

We have financed Hagensborg’s operations partly through revenues from operations and bank credit facilities, and partly through the issuance of equity shares, warrants and convertible debentures. Hagensborg has not been able to reach the break-even point for the last four fiscal years and has had to rely on the Company for capital resources. We believe that sales from Hagensborg’s new product lines will add new capital resources over the coming year, but may not be sufficient to sustain operations and fund new product launches throughout the fiscal year ended June 30, 2006.

We have financed Natural Program’s operations partly through revenues and bank credit facilities, and partly through the issuance of equity shares. Natural Program has not yet able to reach the break-even point and has had rely on the Company for capital resources. We believe that additional sales resulting from Natural Program’s increased marketing efforts will add new capital resources, but may not be sufficient to sustain operations and fund new product launches throughout the fiscal year ended June 30, 2006.

During the nine months ended March 31, 2006, our current assets decreased $106,203 from $679,831 in June 2005 to $573,628 in March 2006. Our inventory increased $95,658 and we sold all of the $291,315 marketable securities held at June 30, 2005.

Non-current assets for the nine months ended March 31, 2006 were $12,747, net of accumulated depreciation, compared to non-current assets of $15,242 in June 2005.

Total liabilities decreased from $1,164,971 as on June 30, 2005 to $947,066 as of March 31, 2006. This amount includes $932,846 in current liabilities, of which $135,000 is a bank loan. The Company was in violation of the covenants set in the bank loan. However, the bank waived any action until March 31, 2006. We are planning a more aggressive strategy in marketing our Hagensborg products to improve our financial position to meet the covenants.

ITEM 3.                   CONTROL AND PROCEDURES

(a) Evaluation of disclosure controls and procedures

Our Chief Executive Officer and our Chief Financial Officer evaluated our “disclosure controls and procedures” (as defined in Rule 13a-14 (c) of the Securities Exchange Act of 1934 (the “Exchange Act”) as of a date within 90 days before the filing date of this report and have concluded that as of the evaluation date, our disclosure controls and procedures are effective to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

(b) Changes in internal controls

Subsequent to the date of their evaluation, there were no significant changes in our internal controls over financial reporting or in other factors that could significantly affect these controls. There were no significant deficiencies or material weaknesses in our internal controls so no corrective actions were taken.

PART II – OTHER INFORMATION

ITEM 1.                   LEGAL PROCEEDINGS:

On April 12, 2006, Leone International Marketing Inc. (the "Claimant") filed a claim in the Supreme Court of British against the Company’s wholly owned subsidiary, Hagensborg Foods Ltd. claiming that Hagensborg’s use of the name “Leone” to sell its chocolates infringes its trademark rights, causing damages. The Claimant is seeking:

  An injunction restraining Hagensborg from using the name “Leone” and the stylized lion logo to sell its products and services;
  Damages for trademark infringement;
  An accounting of Hagensborg’s profits; and
  Costs and interest.

Hagensborg intends to defend the claim. The Company believes it has a strong chance of success of defending the claim. No court date has yet been set and the damage amount is undeterminable at this point of time.

ITEM 2.                   UNREGISTERED SALES OF EQUITY SECURITIES:

On January 4, 2006, the Company entered into private placements for the sale of 1,790,000 units at a price of $0.065 per unit (the "Units"). 790,000 of the Units were issued to C. Robin Relph, the President of the Company, for payment of outstanding debt in the amount of $51,350. 1,000,000 of the Units were issued to Fadelle Ventures Ltd. for proceeds of $65,000. Each unit consisted of one common share in the Company and one half warrant, with each warrant carrying the right to purchase one share in the Company at an exercise price of $0.10 per share exercisable for a period of two years from the date of issuance.

On February 16, 2006, the Company issued 100,000 unregistered shares at a deemed price of $0.10 per share to compensate an individual for $10,000 worth of services rendered to the Company.

On March 29, 2006, the Company entered into private placements for the sale of 2,500,000 units at a price of $0.08 per unit (the "Units") for total proceeds of $200,000. Each unit consisted of one common share in the Company and one warrant to purchase one share in the Company at an exercise price of $0.20 per share exercisable for a period of two years from the date of issuance.

ITEM 3.                   DEFAULTS UPON SENIOR SECURITIES:

None

ITEM 4.                   SUBMISSION OF MATTERS TO A VOTE SECURITY HOLDERS:

None

ITEM 5.                   OTHER INFORMATION:

 None

ITEM 6.                   EXHIBITS AND REPORTS ON FORM 8-K

Exhibits

10.1	Design Agreement between Hagensborg and Turner Duckworth dated March 16, 2005 (incorporated by reference as exhibit 10.1 to our Quarterly Report on Form 10-QSB filed on May 12, 2005)

21	Subsidiaries of the Registrant

Name	Place of Incorporation

Hagensborg Foods Ltd.	British Columbia
Hagensborg Seafoods Ltd.	British Columbia
Natural Program Inc.	Nevada
Natural Program Ltd.	British Columbia
Garuda Ventures Canada Inc.	British Columbia
Garuda Gold Corporation	British Columbia
Garuda Minerals Inc.	Nevada

31.1	Rule 13a-14(a) / 15d-14(a) Certification of CEO and CFO

32.1	Section 906 Certification of CEO and CFO

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: May 15, 2006

GARUDA CAPITAL CORP.
(Issuer)

By: /s/ C. Robin Relph

C. Robin Relph, President, Chief Executive Officer, Chief Financial Officer,
Principal Financial and Accounting Officer