Form 10KSB/A
period 2005-06-30
GARUDA CAPITAL CORP
filed 2006-11-09
CIK 1116539

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB /A
Amendment #2

[X] ANNUAL REPORT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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
(Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act	None
(Title of Class)

Securities registered pursuant to Section 12(g) of the Act:	Common Shares
(Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for shorter period that the registrant as required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [   ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form-10KSB or any amendment to Form 10-KSB. [   ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes [   ] No [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [   ] No [X]

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

Restatement

The accompanying financial statements for June 30, 2005 have been restated to reflect the following:

  The valuation of common stock issued for non-cash consideration on the measurement date using the guidance in EITF 96-18 “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services”. The effect of the restatement is to recognize additional stock based compensation of $147,500 and an increase of $147,500 to additional paid-in capital.

  The valuation of warrants issued for debt using the Black Scholes Option Pricing Model. The effect of the restatement is to recognized a loss on extinguishment of debt totaling $446,802, and an increase of $446,802 to additional paid-in capital.

  To correct the allocation of overhead to inventory and cost of goods sold. The effect of the restatement is to increase inventory by $40,882, increase cost of sales by $146,176, decrease operating expenses by $186,748 and reduce other comprehensive loss by $310.

  To record obsolescence of inventory. The effect of the restatement is to decrease inventory by $30,640, to increase cost of sales by $30,408 and to increase other comprehensive loss by $232.

  To record income taxes payable. The effect of the restatement is to increase income taxes payable by $7,912 and to increase provision for income taxes by $7,912.

  To reflect a change in the translation of property and equipment using the appropriate year end foreign exchange rate. The effect of the restatement is to recognize additional depreciation of $2,621, increase cost of sales by $6,836, increase equipment by $41,349, increase patents and trademarks by $3,333 and decrease other comprehensive loss by $54,139.

These adjustments resulted in a corresponding increase in current assets of $10,242, an increase in total assets of $54,924, an increase in current liabilities of $7,912 and a corresponding increase in net loss of $601,507 for the year ended June 30, 2005. Net loss per share increased to $0.16 per share from $0.11 per share.

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

NATURAL PROGRAM INC.

We have a wholly-owned subsidiary, Natural Program, Inc., which was incorporated as a Nevada company on July 7, 2000 (“Natural Program”). Natural Program also has a wholly owned subsidiary, Natural Program Ltd., through which it carries on business in British Columbia. Natural Program is in the business of developing and distributing herbal remedies. Through Natural Program we operate a Chinese herbal pharmacy to dispense Chinese herbs to practitioners and we market a wholesale line of herbal remedies under the Natural Program name. To date, we have completed the development of the first complete product line which is being distributed in Vancouver, British Columbia, Canada.

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

We consider the following accounting policies to be both those most important to the portrayal of our financial condition and that require the most subjective judgment:

  Revenue recognition
  Accounting for marketable securities
  Impairment or disposal of long-lived assets
  Inventory valuation and related reserves
  Stock-based compensation

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

Stock based compensation

Garuda accounts for stock issued for compensation in accordance with Accounting Principles Board No. 25, “Accounting for Stock Issued to Employees.” Under this standard, compensation cost is the difference between the fair market of the underlying stock and the exercise price of the option on the grant date. In accordance with SFAS No. 123, “Accounting for Stock Based Compensation,” we disclose the pro forma effects on net income and earnings per share as if compensation had been measured using the “fair value method”.

RISK FACTORS

Set forth below and elsewhere in this Report are risks and uncertainties that could cause actual results to differ materially from the results contemplated by the forward-looking statements contained in this Report.

Garuda Risk Factors

Because our financial statements disclose a going concern uncertainty, there is substantial uncertainty we will continue operations in which case you could lose your investment.

Our financial statements disclose a going concern uncertainty. This means that there is substantial doubt that we can continue as an ongoing business for the next 12 months. The financial statements do not include any adjustments that might result from the uncertainty about our ability to continue our business. As such we may have to cease operations and you could lose your entire investment.

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

Results of Operations for the year ended June 30, 2005 compared to June 30, 2004

During the fiscal year ended June 30, 2005, we realized total revenues of $701,637 with a net loss for the year of $1,967,500. During the fiscal year ended June 30, 2004, we realized total revenues of $1,236,079 with a net loss of $844,595. The 43% decrease in revenues was the result of decreased sales for Hagensborg and the 133% increase in net loss for Fiscal 2005 was a result of product and package re-design expenses that were incurred for Hagensborg’s operations.

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

Gross profit for the year ended June 30, 2005 was $105,969, compared to $182,355 for the same period in 2004.

Our general and administrative costs for the year ended June 30, 2005 were $985,811 compared to $573,281 for the year ended June 30, 2004. The general and administrative expenses consisted primarily of personnel costs, professional and legal costs, consulting fees, and general office costs. The increase in general and administrative costs in Fiscal 2005 is largely the result of increased accounting, legal and consulting fees.

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

Liquidity and Capital Resources for the year ended June 30, 2005 compared to June 30, 2004

We believe that sales from Hagensborg and Natural Program will not provide sufficient capital resources to sustain our operations and fund product development throughout the fiscal year ended June 30, 2006. Management has been able, thus far, to finance the operations through a series of equity and debt financings. Our independent auditors report for the year ended June 30, 2005 included an explanatory paragraph describing substantial doubt as to our ability to continue as a going concern, management plans to continue to seek other sources of financing on favorable terms; however, there are no assurances that any such financing can be obtained on favorable terms, if at all. Management believes it has implemented significant cost reductions and expects to keep it's operating costs to a minimum until cash is available through financing or operating activities. There is no assurance that the company will be successful in achieving these goals. We continually evaluate opportunities to sell additional equity or debt securities, or obtain credit facilities from lenders to strengthen our financial position. The sale of additional equity or convertible debt securities could result in additional dilution to our stockholders.

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

During the year ended June 30, 2005, our current assets to current liabilities ratio increased to 0.59 from 0.30 for the same period in 2004. Current assets increased $106,911 from $583,162 in 2004 to $690,073 in 2005, primarily as a result of increased sellable securities and prepaid expenses in 2005. Current liabilities decreased $787,607 from $1,947,098 in 2004 to $1,159,491 in 2005, primarily as a result of the decrease of bank indebtedness and notes payable to related party.

Non-current assets for the year ended June 30, 2005 were $264,515 net of depreciation.

Total liabilities decreased from $1,962,068 for the year ended June 30, 2004 to $1,172,883 for the year ended June 30, 2005. For the year ended June 30, 2005, this includes $1,159,491 in current liabilities, including short-term loans of $185,000.

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

GARUDA CAPITAL CORP.

By: /s/ C. Robin Relph

Date: November 8, 2006	C. Robin Relph,
President, Chief Executive
Officer, Chief Financial Officer,
Director,
Principal Accounting Officer

Pursuant to the requirements of the Exchange Act this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ C. Robin Relph	President, Chief Executive	November 8, 2006
C. Robin Relph	Officer, Chief Financial Officer,
Director and Principal Accounting
Officer

/s/ Jurgen Wolf	Director	November 8, 2006
Jurgen Wolf

Consolidated Financial Statements

Garuda Capital Corp.
(Expressed in United States dollars)
June 30, 2005

F-i

REPORT OF INDEPENDENT REGISTERED
PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Garuda Capital Corp.

We have audited the accompanying consolidated balance sheet of Garuda Capital Corp. as of June 30, 2005 and the related consolidated statements of operations and comprehensive loss, stockholders’ deficiency and cash flows for the year ended June 30, 2005. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements of Garuda Capital Corp. as at and for the year ended June 30, 2004 were audited by other auditors whose report dated October 15, 2004, except for Note 12, which is dated November 10, 2005, expressed an unqualified opinion on those statements.

We conducted our audit in accordance with auditing standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform an audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company’s internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

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

As discussed, in Note 20 to the financial statements, errors were discovered by the Company during September 2006. Accordingly, the accompanying financial statements as at and for the year ended June 30, 2005 have been restated to correct these errors.

November, Canada,	Ernst & Young LLP
October 28, 2005, except for Note 20, which is dated December 6, 2005.	Chartered Accountants

Garuda Capital Corp.

CONSOLIDATED BALANCE SHEETS
[Going Concern Uncertainty - see note 1]

As at June 30	(Expressed in U.S.
dollars)

	2005	2004
	$	$
	(Restated - Note 20)
ASSETS
Current
Marketable securities [note 3]	291,315	168,655
Accounts receivable [note 16]	84,096	126,970
Inventory [note 4]	288,194	272,191
Prepaid expenses	26,468	15,346
Total current assets	690,073	583,162
Machinery and equipment [note 5]	245,940	240,178
Patents and trademarks [note 6]	18,575	13,671
Total assets	954,588	837,011

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY
Current
Bank indebtedness [note 8]	94,754	206,653
Accounts payable and accrued expenses	344,892	413,316
Bank loan [note 8]	185,000	128,600
Income taxes payable [note 7]	7,912	—
Notes payable [note 9]	—	22,058
Notes payable - related party [note 13]	524,558	1,174,184
Capital lease obligation [note 17]	2,375	2,287
Total current liabilities	1,159,491	1,947,098
Capital lease obligation [note 17]	—	2,758
Government loan [note 10]	13,392	12,212
Total liabilities	1,172,883	1,962,068

Commitments and contingencies [notes 17 and 18]

Stockholders’ deficiency
Preferred stock, $0.01 par value; 10,000,000 shares
authorized, none issued and outstanding
Common stock, $0.001 par value; 50,000,000 shares
authorized, 34,655,619 and 6,373,575 shares issued
and outstanding [note 12]	34,656	6,374
Additional paid-in capital	5,775,889	2,444,715
Contra equity [note 14]	(418,667)	—
Accumulated deficit	(5,540,255)	(3,572,755)
Accumulated other comprehensive loss	(69,918)	(3,391)
Total stockholders’ deficiency	(218,295)	(1,125,057)
Total liabilities and stockholders’ deficiency	954,588	837,011

See accompanying notes

On behalf of the Board:

/s/ C. Robin Relph	Director	/s/ Jurgen Wolf	Director

Garuda Capital Corp.

CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE LOSS
[Going Concern Uncertainty - see note 1]

Year ended June 30	(Expressed in U.S.
dollars)

	2005	2004
	$	$
	(Restated-Note 20)
REVENUE
Sales	701,637	1,236,079
Cost of sales	807,606	1,053,724
Gross profit	(105,969)	182,355

EXPENSES
General and administrative	985,811	573,281
Loss on extinguishment of debt	446,802	—
Depreciation [notes 5 and 6]	14,547	7,603
Advertising and promotion	252,789	84,676
Premises leases	68,341	146,812
	1,768,290	812,372
Loss from operations	(1,874,259)	(630,017)
Other income (expense)
Foreign currency transaction income (loss)	7,659	(76,744)
Gain (loss) on sale of marketable securities	32,808	(14,821)
Other income	17,894	—
Interest expense [note 13]	(143,690)	(123,013)
	(85,329)	(214,758)
Net loss before taxes	(1,959,588)	(844,595)
Income tax expense [note 7]	(7,912)	—
Net loss	(1,967,500)	(844,595)

Other comprehensive income (loss)
Loss on foreign currency translation	(21,750)	(8,116)
Unrealized gain (loss) on marketable securities	(88,277)	51,770
Total other comprehensive income (loss)	(66,527)	43,654
Comprehensive loss	(2,034,027)	(800,941)

Net loss per common share, basic and diluted	(0.16)	(0.13)

Weighted average number of common shares
outstanding, basic and diluted	12,468,284	6,355,076

See accompanying notes

Garuda Capital Corp.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIENCY
[Going Concern Uncertainty - see note 1]

Year ended June 30	(Expressed in U.S.
dollars)

					Accumulated
			Additional		other		Total
	Common stock		paid-in	Accumulated	comprehensive	Contra	Stockholders'
	Shares	Amount	capital	deficit	loss	equity	deficiency
	#	$	$	$	$	$	$

Balance, June 30, 2003	6,299,575	6,300	2,437,389	(2,728,160)	(47,045)	—	(331,516)
Shares issued for services at $0.30 per	74,000	74	7,326	—	—	—	7,400
share
loss on foreign currency translation	—	—	—	—	(8,116)	—	(8,116)
Unrealized gain on available for sale	—	—	—	—	51,770	—	51,770
securities
Net loss for the year ended June 30, 2004	—	—	—	(844,595)	—	—	(844,595)
Balance, June 30, 2004	6,373,575	6,374	2,444,715	(3,572,755)	(3,391)	—	(1,125,057)
Shares issued for compensation at	1,555,000	1,555	29,545	—	—	—	31,100
$0.02 per share
Shares issued for compensation at	800,000	800	186,700	—	—	—	187,500
$0.10 per share
Shares issued for services at $0.10 per	2,980,000	2,980	335,020	—	—	—	338,000
share
Shares issued for services at $0.12 per	2,750,000	2,750	327,250	—	—	—	330,000
share
Shares issued for services at $0.15 per	27,000	27	4,023	—	—	—	4,050
share
Shares issued for debt at $0.10 per	11,170,044	11,170	1,552,636	—	—	—	1,563,806
share
Shares issued for cash at $0.10 per	8,750,000	8,750	866,250	—	—	—	875,000
share
Gain/loss on foreign currency	—	—	—	—	21,750	—	21,750)
translation
Unrealized loss on available for sale	—	—	—	—	(88,277)	—	(88,277)
securities
Net loss for the year ended June 30,	—	—	—	(1,967,500)	—	—	(1,967,500)
2005
	34,655,619	34,656	5,775,889	(5,540,255)	(69,918)	—	200,372
Contra equity	—	—	—	—	—	(418,667)	(418,667)
Balance, June 30, 2005 (restated –	34,655,619	34,656	5,775,889	(5,540,255)	(69,918)	(418,667)	(218,295)
Note 20)

See accompanying notes

Garuda Capital Corp.

CONSOLIDATED STATEMENTS OF CASH FLOWS
[Going Concern Uncertainty - see note 1]

Year ended June 30	(Expressed in U.S.
dollars)

	2005	2004
	$	$
	(Restated -Note 20)
OPERATING ACTIVITIES
Net loss	(1,967,500)	(844,595)
Adjustments to reconcile net loss to net cash:
Depreciation	55,472	48,402
Common stock issued for services	672,050	7,400
Common stock issued for compensation	248,600	—
Loss on extinguishment of debt	446,802	—
Write off of obsolete inventory	30,407	—
(Gain) loss from sale of marketable securities	(32,808)	14,821
Changes in operating assets and liabilities:
Decrease (increase) in accounts receivable	42,874	(26,531)
Decrease (increase) in prepaid expenses	(11,122)	10,471
Decrease (increase) in inventory	(46,643)	21,031
Increase in income taxes payable	7,912	—
(Decrease) in contra equity	(418,667)	—
Increase (decrease) in accounts payable and accrued expenses	(68,424)	112,328
Net cash used in operating activities	(1,041,046)	(656,673)

INVESTING ACTIVITIES
Purchase of equipment and intangibles	(11,998)	(19,830)
Proceeds from sale of marketable securities	570,933	114,371
Purchase of marketable securities	(748,778)	(168,655)
Net cash used in investing activities	(189,843)	(74,114)

FINANCING ACTIVITIES
Decrease in bank indebtedness	(111,899)	(56,826)
Decrease in capital lease obligations	(2,670)	(2,358)
Increase (decrease) in bank loan	56,400	(40,800)
Increase (decrease) in notes payable	(8,133)	22,059
Common stock issued for cash	875,000	—
Advances from shareholders	453,453	850,940
Net cash provided by financing activities	1,262,151	773,015

Effect of exchange rate changes on cash and cash equivalents	(31,262)	(42,228)

Net increase (decrease) in cash and cash equivalents	—	—
Cash, beginning of period	—	—
Cash, end of period	—	—

Non-cash financing and investing activities
Common stock issues for services	672,050	7,400
Common stock issued for compensation	248,600	—
Common stock issued for debt	1,563,806	—

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

In April 2002, Garuda acquired Hagensborg Foods Ltd., a manufacturer and marketer of fine chocolates and other gourmet foods and its wholly owned subsidiary Hagensborg Seafoods Ltd., and Natural Program Inc., an inactive company that owns 100% of the outstanding shares of Natural Program Ltd., a manufacturer and distributor of nutraceuticals. The Company, through these four wholly owned subsidiaries, sells and processes specialty food products and herbal medication to wholesale and retail customers in North America. The Company has other wholly owned subsidiaries, Garuda Minerals Inc. and Garuda Gold Corporation, which have each signed Letter of Intent agreements regarding the exploration of minerals in Ghana [see notes 17[c] and 17[d]]. The Company also has a wholly owned subsidiary, Garuda Ventures Canada Inc., whose only activity is the trading of marketable securities.

The Company’s year end is June 30. The Company is headquartered in Vancouver, B.C., Canada.

Going Concern Uncertainty

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

The Company incurred a net loss of $1,967,500 for the year ended June 30, 2005 [2004 - 844,595] and, as at June 30, 2005 had a working capital deficiency of $469,418 and a stockholders’ deficiency of $218,295As discussed in Note 8, the Company is in breach of its bank loan covenants. These factors raise substantial doubt about its ability to continue as a going concern. Management has been able, thus far, to finance the operations through a series of equity and debt financings. In fiscal 2005, the Company received net proceeds of $875,000 in connection with the issuance of equity. Management plans to continue to seek other sources of financing on favorable terms; however, there are no assurances that any such financing can be obtained on favorable terms, if at all. Management believes it has implemented significant cost reductions and expects to keep its operating costs to a minimum until cash is available through financing or operating activities. There are no assurances that the Company will be successful in achieving these goals.

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
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in U.S. dollars)
June 30, 2005

2. SIGNIFICANT ACCOUNTING POLICIES (cont’d.)

Foreign currency translation

These financial statements, prepared in accordance with United States generally accepted accounting principles, are expressed in United States dollars as the reporting currency. The functional currency of Hagensborg Foods Ltd., Hagensborg Seafoods Ltd., Natural Program Inc. and Garuda Gold Corporation is the Canadian dollar.

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

Cost of sales

Cost of sales consists of the purchase price of products sold, inbound and outbound shipping charges, packaging supplies and costs associated with revenues and marketplace business. Included in cost of sales for the year ended June 30, 2005 is manufacturing equipment depreciation expense of $40,925 [2004 -$40,799].

Garuda Capital Corp.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in U.S. dollars)
June 30, 2005

2. SIGNIFICANT ACCOUNTING POLICIES (cont’d.)

Comprehensive income

Effective January 1, 1998, the Company adopted SFAS No. 130, “Reporting Comprehensive Income” (hereinafter “SFAS No. 130”), which was issued in June 1997. SFAS No. 130 establishes rules for the reporting and display of comprehensive income and its components. SFAS No. 130 requires foreign currency translation and unrealized gains and losses on the Company’s available for sale securities, which prior to adoption were reported separately in stockholders’ deficiency, to be included in comprehensive income.

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

4. INVENTORY

The components of inventory at June 30, 2005 and 2004 are as follows:

	2005	2004
	$	$
	(Restated-See Note 20)

Packaging supplies	166,167	173,251
Finished goods	83,897	57,291
Raw materials	37,666	36,547
Other supplies	464	5,102
	288,194	272,191

Garuda Capital Corp.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in U.S. dollars)
June 30, 2005

5. MACHINERY AND EQUIPMENT

The following is a summary of machinery, equipment, and accumulated depreciation:

	2005	2004
	$	$
	(Restated -see Note 20)

Manufacturing equipment	491,825	405,820
Manufacturing tools	55,607	45,784
Furniture and fixtures	53,317	45,242
Leasehold improvements	122,904	91,033
Computers	98,294	76,659
Total assets	821,947	664,538
Less accumulated depreciation	(576,007)	(424,360)
Total	245,940	240,178

Included in property and equipment is manufacturing equipment under capital leases with a cost of $12,278 [2004 - $12,278] and net book value of $9,870 [2004 - $10,573].

Depreciation expense for the year ended June 30, 2005 was $52,101 [2004 - $44,198], of which $40,925 [2004 - $40,799] is manufacturing equipment depreciation included in cost of sales.

6. PATENTS AND TRADEMARKS

The following is a summary of patents, trademarks and accumulated amortization:

	2005	2004
	$	$
	(Restated –
	see Note 20)
Patents and trademarks	46,219	33,023
Less accumulated amortization	(27,644)	(19,406)
	18,575	13,671

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
(Expressed in U.S. dollars)
June 30, 2005

7. INCOME TAXES

The Company is subject to United States federal and state income taxes at an approximate rate of 35%. The reconciliation of the provision (recovery) for income taxes at the United States federal statutory rate compared to the Company’s income tax expense is as follows:

2005
$

Tax recovery at U.S. statutory rates	(535,600)
Less: Tax on expired loss	163,887
(371,713)
Change in valuation allowance	381,000
Difference in tax rates	9,205
Temporary differences	—
Other	(26,403)
Income tax recovery (expense)	(7,912)

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The Company has recognized a valuation allowance for those deferred tax assets for which it is more likely than not that realization will not occur.

Significant components of the Company’s deferred tax assets as of December 31 are as follows:

	2005	2004
	$	$

US net operating loss carryforwards	495,000	268,000
Canadian non-capital losses	1,039,000	895,000
Temporary differences	10,000
Total deferred tax assets	1,544,000	1,163,000
Valuation allowance	(1,544,000)	(1,163,000)
Net deferred tax assets	—	—

The Company has Canadian non-capital losses of approximately CAD$3,044,000 expiring June 2006 - 2015 and US net operating losses of approximately $1,416,000 expiring through June 2025.

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

Garuda Capital Corp.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in U.S. dollars)
June 30, 2005

8. BANK INDEBTEDNESS AND BANK LOANS

Demand loan

The Company has a demand loan facility from a bank in the amount of $200,000. Outstanding advances bear interest at prime plus 2% per annum. At June 30, 2005 the Company had an outstanding balance of $185,000 [2004 - $128,600]. The loan is payable on demand by the bank and is collateralized by a charge on all present and future property of Hagensborg Foods Ltd. Pursuant to the Company’s loan agreement, the Company ratio of current assets to current liabilities cannot exceed 1.2 to 1.0. At June 30, 2005 and 2004, the Company was in violation of this condition. The bank has waived any action until December 31, 2005.

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

Garuda Capital Corp.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in U.S. dollars)
June 30, 2005

11. STOCK OPTIONS

On January 10, 2005, the Company entered into an employment agreement whereby it agreed to issue stock options to purchase up to 250,000 common shares at a price of $0.10 per share, exercisable to January 10, 2010, which options would vest 16% 90 days after the date of granting and 14% every three months thereafter. As of June 30, 2005, 40,000 options had vested.

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

			Options outstanding
	Shares	Number	Price	Weighted	Weighted
	available	of	per	average	average
				exercise
	for grant	shares	share	price	remaining
	#	#	$	$	$life

Balance, June 30, 2003	1,325,000	675,000	0.15	0.15	4.7 years
Options granted		—	—	—

Options forfeited		(275,000)	0.15	0.15
Balance June 30, 2004	1,600,000	400,000	0.15	0.15	3.7 years
Options forfeited		(400,000)	0.15	0.15
Options vested and granted		40,000	0.10	0.10
Options exercised		—	—	—
Balance June 30, 2005	8,210,000	40,000	0.10	0.10	4.5 years

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

	2005	2004
	$	$
	(Restated –
	see Note 20)
Net loss as reported	(1,967,500)	(844,595)
Compensation expense determined under the
fair value method	(5,200)	—
Pro forma net loss	(1,972,700)	(844,595)

Pro forma net loss per share, basic and diluted	(0.16)	(0.13)

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

During the year ended June 30, 2005, the Company issued 8,362,000 shares of common stock to employees and consultants of the Company for services and compensation rendered: 1,555,000 shares at $0.02 per share, 3,780,000 shares at $0.10 per share, 3,000,000 shares at $0.12 per share, and 27,000 shares at $0.15 per share. A total of $147,500 was record in general and administrative expense related to these share issuances.

During the year ended June 30, 2005, the Company issued 11,170,044 “units” for a fair market value of $0.10 per unit to settle outstanding notes payable to related parties. Each unit consists of one share of common stock and one half warrant, with each warrant to purchase one share of common stock at an exercise price of $0.20 per share. The warrants are exercisable for a period of two years from issuance. A value of $446,802 was recorded as a loss on extinguishment of debt using the Black Scholes Option Pricing Model for the issuance of the warrants.

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
9,960,022

During the year ended June 30, 2005, 5,585,082 (2004-nil) warrants were issued to settle outstanding debt the company owed. A loss on extinguishment of debt of $446,802 (2004-$nil) was recognized in the current year loss.

The remaining value of the warrants has been included in paid-in capital.

Garuda Capital Corp.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in U.S. dollars)
June 30, 2005

12. COMMON STOCK (cont'd)

During the year ended June 30, 2005, there were 4,302,000 warrants with an exercise price of $0.70 per share that expired without being exercised.

13. RELATED PARTY TRANSACTIONS

The Company is indebted to certain shareholders as follows:

	2005	2004
	$	$

Shareholder convertible note bearing interest at
1% per month due June 30, 2006 [a]	100,000	100,000
Shareholder notes bearing interest at 10%,
no specific due dates, collateralized by all
personal property of HFL and GGC	54,670	110,000
Shareholder note bearing interest at 15%,
no specific due dates, unsecured	260,056	215,032
Advances from shareholders, unsecured,
bearing interest at 10% with no specific due dates	109,832	558,438
Advances from shareholder, unsecured,
non-interest bearing with no specific due dates	—	168,655
Shareholder note totalling Cdn $30,000 bearing
interest at 12%, due July 10, 2004	—	22,059
	524,558	1,174,184

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

During the year ended June 30, 2005, the Company paid $72,000 [2004 - $90,000] in cash

During the year ended June 30, 2005, the Company issued $372,500 [2004 - $nil] in common stock to two directors of the Company for their services.

During the year ended June 30, 2005 the Company issued 11,170,044 common stock at $0.10 per share to settle outstanding notes payable to related parties. (See Note 12(b)).

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

Garuda Capital Corp.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in U.S. dollars)
June 30, 2005

15. SEGMENT INFORMATION (cont'd.)

The Company has substantially all its assets in Canada and its current and planned future operations are, and will be, located in Canada.

The following table reflects certain information for the Company’s segments:

	Hagensborg	Hagensborg	Natural	Corporate
	Foods Ltd.	Seafoods Ltd.	Program Inc.	and	Total
				Eliminations
	$	$	$	$	$
	(Restated – see			(Restated – see	(Restated – see
	Note 20 )			Note 20)	Note 20)
2005 Revenues	444,915	193,999	62,790	(67)	701,637
Gross profit	(144,392)	61,790	(23,300)	(67)	(105,969)
Other income(expense)	—	—	—	(85,329)	(85,329)
Net loss	(812,645)	(13,598)	(65,709)	(1,075,548)	(1,967,500)
Segment assets	546,250	57,399	46,446	304,493	954,588

2004 Revenues	974,269	158,244	63,541	40,025	1,236,079
Gross profit	71,817	75,618	34,920	—	182,355
Other income(expense)	—	—	—	(214,758)	(214,758)
Net loss	(464,845)	(5,378)	(94,157)	(280,215)	(844,595)
Segment assets	1,088,622	4,200	54,830	(310,641)	837,011

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

Major customers accounted for 40% of total receivables at June 30, 2005 [2004 - 66%].

Garuda Capital Corp.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in U.S. dollars)
June 30, 2005

17. COMMITMENTS AND CONTINGENCIES

[a]	Future minimum payments and the obligations due under the capital leases are as follows:

$

2006	2,375
Less current portion	(2,375)
—

[b]	Rent expense for the year ended June 30, 2005 was $164,290, of which $95,949 was allocated to inventory and cost of sales [2004 - $146,812].

The Company leases premises which expire in 2007. Base annual lease payments are $131,300.

[c]

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

[d]

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

20. RESTATEMENT

The Company has restated its financial statements as at June 30, 2005 and for year ended June 30, 2005. The financial statements have been restated to reflect the following:

  The valuation of common stock issued for non-cash consideration on the measurement date using the guidance in EITF 96-18 “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services”. The effect of the restatement is to recognize additional stock based compensation of $147,500 and an increase of $147,500 to additional paid-in capital.

  The valuation of warrants issued for debt using the Black Scholes Option Pricing Model. The effect of the restatement is to recognize a loss on extinguishment of debt totaling $446,802, and an increase of $446,802 to additional paid-in capital.

  To correct the allocation of overhead to inventory and cost of goods sold. The effect of the restatement is to increase inventory by $40,882, increase cost of sales by $146,176, decrease operating expenses by $186,748 and reduce other comprehensive loss by $310.

  To record obsolescence of inventory. The effect of the restatement is to decrease inventory by $30,640, to increase cost of sales by $30,408 and to increase other comprehensive loss by $232.

  To record income taxes payable. The effect of the restatement is to increase income taxes payable by $7,912 and to increase provision for income taxes by $7,912.

  To reflect a change in the translation of property and equipment using the appropriate year end foreign exchange rate. The effect of the restatement is to recognize additional depreciation of $2,621, increase cost of sales by $6,836, increase equipment by $41,349, increase patents and trademarks by $3,333 and decrease other comprehensive loss by $54,139.

These adjustments resulted in a corresponding increase in current assets of $10,242, an increase in total assets of $54,924, an increase in current liabilities of $7,912 and a corresponding increase in net loss of $601,507 for the year ended June 30, 2005. Net loss per share increased to $0.16 per share from $0.11 per share.

Garuda Capital Corp.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in U.S. dollars)
June 30, 2005

a)	Balance Sheet

		As At June 30, 2005
	As Reported	Adjustment	As Restated
	$	$	$
Current Assets
Inventory	277,952	10,242	288,194

Machinery and equipment	204,591	41,349	245,940
Patents and trademarks	15,242	3,333	18,575

Current Liabilities
Income taxes payable – current	—	7,912	7,912

Stockholders’ Deficiency
Additional Paid-in Capital	5,181,587	594,302	5,775,889
Accumulated Deficit	(4,938,748)	(601,507)	(5,540,255)
Accumulated Other Comprehensive Loss	(124,135)	54,217	(69,918)

b)	Statements of Operations

		For the Year ended
		June 30,
		2005
	As Reported	Adjustment	As Restated
	$	$	$
Cost of Sales	624,186	183,420	807,606
Expenses
General and administrative	929,111	56,700	985,811
Loss on extinguishment of debt	—	446,802	446,802
Depreciation	11,925	2,622	14,547
Premises lease	164,290	(95,949)	68,341
Net loss	(1,365,993)	(601,507)	(1,967,500)
Comprehensive loss	(1,486,737)	(547,290)	(2,034,027)

Net Loss Per Share – Basic and Diluted	(0.11)	(0.05)	(0.16)

c)	Statement of Cash Flows

	For the Year ended June 30, 2005
	As Reported	Adjustment	As Restated
	$	$	$
Operating Activities
Net loss	(1,365,993)	(601,507)	(1,967,500)
Depreciation	46,015	9,457	55,472
Loss on extinguishment of debt	—	446,802	446,802
Write off of obsolete inventory	—	30,407	30,407
Common stock issued for compensation	—	248,600	248,600
Common stock issued for services	377,726	294,324	672,050
Changes in operating assets and liabilities:
Inventory	(5,761)	(40,882)	(46,643)
Income taxes payable	—	7,912	7,912

Effect of exchange rate changes on cash and cash
equivalents	(54,815)	23,553	(31,262)