Form 10KSB
period 2006-06-30
GARUDA CAPITAL CORP
filed 2006-11-15
CIK 1116539

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

[X] ANNUAL REPORT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2006

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________to ___________.

Commission file number 0-30927

GARUDA CAPITAL CORP.
(Exact name of registrant as specified in its charter)

NEVADA	980209053
(State or Other Jurisdiction of Incorporation	(I.R.S. Employer Identification No.)
of Organization)

502-1978 Vine Street, Vancouver, BC	V6K 4S1
(Address of principal executive offices)	(ZIP Code)

604.737.0203
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section
12(b) of the Act
None	None
(Title of Class)	(Name of each exchange on which
registered)

Securities registered pursuant to Section	Common Shares
12(g) of the Act:	(Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for shorter period that the registrant as required to file such reports), and (2)
has been subject to such filing requirements for the past 90 days. Yes [X] No [   ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation
S-B contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in
Part III of this Form-10KSB or any amendment to Form 10-KSB. [   ]

i

Indicate by check mark whether the registrant is a shell company (as defined in Rule
12b-2 of the Act). Yes [   ] No [X]

Issuer’s revenues for its most recent fiscal year: $768,863

Aggregate market value of the voting stock of the registrant held by non-affiliates of the
|registrant at September 19, 2006 (computed by reference to average of the bid and asked price on the NASD OTC Bulletin Board of the common shares on such date):
$2,777,572

Check whether the issuer has filed all documents and reports required to be filed by
Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a
plan confirmed by a court. Yes [   ] No [X]

(APPLICABLE ONLY TO CORPORATE REGISTRANTS)

Number of common shares outstanding at November 10, 2006: 63,255,207

ii

iii

PART I

Item 1. Description of Business.

Cautionary Statement

Certain statements contained in this Annual Report on Form 10-KSB, including, without limitation, statements containing the words “believes,” “anticipates,” “estimates,” “expects,” and words of similar import, constitute “forward-looking statements.” Readers should not place undue reliance on these forward-looking statements. Our actual results could differ materially from those anticipated in these forward-looking statements for many reasons, including risks described in this Report, including the “Risk Factors” section beginning on page 14, and the other documents we file with the United States Securities and Exchange Commission (“SEC”).

Currency

All currency references in this Report are in US dollars unless otherwise noted.

Introduction

We are Garuda Capital Corp. (“Garuda”, the “Company” “we”, “our”, “us”), and are based in Vancouver, British Columbia, Canada. We have seven wholly-owned subsidiaries, Hagensborg Foods Ltd. (“Hagensborg”), Hagensborg Seafoods Ltd., Natural Program Inc. (“Natural Program”), Natural Program Ltd., Garuda Gold Corporation, Garuda Minerals Inc. and Garuda Exploration Inc., which changed its name from Garuda Ventures Canada Inc. to Garuda Exploration Inc. on September 20, 2006 (“Garuda Exploration”). We have recently acquired mining interests through Garuda Exploration. Garuda Gold and Garuda Minerals are currently inactive.

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

Natural Program’s main assets are its proprietary formulations which are developed in-house. See the section titled “Natural Program Inc.” on page 7 for a complete description of Natural Program’s history and business.

HAGENSBORG FOODS LTD.

Through our subsidiary Hagensborg, we are in the business of manufacturing and marketing gourmet chocolates and other gourmet foods. Hagensborg has created a new “fairyland” marketing and promotional concept, and has re-packaged its entire product line using this new fairyland theme. All of Hagensborg’s sales personnel have adopted the title of “Chocolate Princess”. We market the gourmet chocolate products to high-end departmental and specialty stores throughout North America. The gourmet food products are also targeted to specialty stores and to mass market retailers. Hagensborg produces two main product categories, namely confectionary and seafood pâtés. These products are sold under the Hagensborg brand name as well as private labels for various customers. Confectionary products currently constitute 85% of Hagensborg’s total revenue while seafood pâtés generate approximately 15% of revenues.

Products of Hagensborg - Chocolate Division

We manufacture and market both branded and private label chocolates. The two main Hagensborg chocolate brands are the “Truffle Pig Bar” and the “Kiss Me” truffle frogs. Our main private label customers for confectionary products are Safeway, Future Fundraising and Nikka Traders.

Kiss Me is a European chocolate truffle in the shape of a frog with a velvety truffle centre. The product is marketed in two different size gift boxes (a 1.16oz box and a 3.5oz box). The target market for Kiss Me truffles consists of upscale gift box chocolate consumers, both male and female, between 25 and 65 years of age, with medium to higher household incomes. We launched this product in July of 2005.

The Truffle Pig bars are manufactured in six flavors: Orange, Mint, Mocha, Peanut Butter, Milk Chocolate and Raspberry Chocolate. They are marketed as all natural, non-hydrogenated single bars. The target market of this product is the indulgent chocolate consumer. Men, between the ages of 25 and 44, in the mid to higher income bracket, are the largest consumers of the bars.

In the short term, Hagensborg will be introducing two new chocolate products. One such new product is the Polar Bar. The Polar Bar is currently on the market as a private label product called the “Peaks” bar. In the long term, Hagensborg plans on developing the Robin Hood bar. The Robin Hood bar will be specifically designed to be sold through charities for the benefit of social causes.

Products of Hagensborg – Seafood Division

Hagensborg seafood pâtés are marketed in six flavors: smoked salmon, salmon, shrimp, rainbow trout with dill, crab and lobster. The products are packed in 3-oz tins and are sold either individually or inside a decorative retail box. Hagensborg owns the proprietary recipes, which are produced on a contract basis by St. Jeans cannery in Nanaimo, B.C. Hagensborg will continue to increase product skews through outsourcing product lines from other producers as well as developing new products in-house. Hagensborg plans on introducing new skews on a regular basis, approximately every 6 months. Hagensborg is planning on expanding its line of high quality pâtés by introducing various canned fish products. This expansion will allow Hagensborg to appeal to the growing market of health conscious consumers.

Market

Gourmet foods consumption is affected by many factors including: climate, purchaser’s disposable income, economic development, distribution and marketing. Since chocolates have a limited shelf life, and our plant is located in Vancouver, British Columbia, we are limited in the areas that we can market our product. Because of this, and the fact that developed nations generally have higher levels of gourmet food consumption in comparison to developing or emerging nations, we have limited where we market our products to North America.

A number of socio-economic forces have contributed to the continuing growth of the confectionary market. Such factors include: a demand for good tasting food, a growing preference for attractive foods, a continuing demand for more variety and a need for self-indulgence. As a result, both the Canadian and U.S confectionary market has experienced steady growth.

Competition

Hagensborg can be considered a niche marketer of specialty food products. Our competition consists of Canadian and US based manufacturers and marketers of gourmet confectionary products and canned seafood pâtés. Competition is based upon brand recognition, taste and cost. Many of our competitors are enjoying a greater portion of market share as they have greater resources and brand recognition.

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

Small packages encourage impulse offerings

Specialty foods marketers are making their products easier to purchase by selling them individually wrapped, or in small packages suitable for placement at the register. To this end, we have developed three piece Kiss Me truffle packages and the Truffle Pig bars.

Marketing

Trade Shows

Trade shows are a key forum for meetings with brokers, retail buyers and distributors. Hagensborg is represented at two Fancy Food Shows per year (January in San Francisco, July in New York), and Gift shows in Seattle and Vancouver. In addition, Hagensborg attends distributor shows such as the Consolidated Foods shows for their customers held two times per year.

Magazine Editorials and Television Broadcasts

Hagensborg will continue to pursue both print and television media exposure. Hagensborg has been published in magazines such as Chocolatier magazine (June 2006), In Style and is currently in contact with Martha Stewart Living, Elle and Country Living magazines. In addition to magazine editorials, Hagensborg has been published by The San Francisco Chronicle and The Vancouver Sun. Hagensborg has been presented on CBC Television in January 2006.

Sales Manager Contacts

Hagensborg’s Sales Managers have been developing contacts with distributors, brokers and major retailers (Safeway, Overwaitea, Neiman Marcus and Whole Foods in particular), working with them to place products in their permanent displays, provide promotional support and ensure supply. To widen distribution of Hagensborg’s products through the larger retailers means gaining head office approval then working with each regional division to gain placement in stores.

Product Information

Hagensborg’s Marketing has developed selling presentations for each product/brand, including market information and key selling points. As well as using it for customer meetings, Sales Managers provide this information to brokers who work on Hagensborg’s behalf to ensure they have a strong selling story. This is part of the sales effort to ensure Hagensborg’s brokers and distributors are educated about Hagensborg’s products and can work effectively with potential customers. Retailers are inundated with new products and merchandise to choose from. Providing competitive arguments in a category context makes it easier for them to choose Hagensborg’s products.

Website

The Hagensborg website address appears on packaging and printed materials. The site gives details of all products, retail locations to purchase, company and contact information for customers, retailers and distributors. This is a useful tool for advertising, promotion, educating and in the future, the possibility of ordering for all types of customers. The site is monitored and updated regularly with focus on search engine optimization.

Market Penetration

In 2006 we began our efforts to distribute our products to a higher end consumer by marketing our products to upscale retailers at North America gourmet food products trade shows. As a result of our attendance at these trade shows, we generated several leads and we are currently in negotiations with several chain retail stores to distribute our product. If these negotiations are successful, we expect to achieve sales increases by Spring 2007.

Hagensborg consistently strives for excellence in our product packaging. Our packaging has been redesigned which has resulted in our pâté packaging being recognized through an industry award. In order to develop the best packaging possible, Hagensborg works closely with the English design firm of Turner Duckworth, the same firm that designs for Virgin, Palm Pilot, Coca Cola and Amazon.com. Turner Duckworth is the winner of thirteen Clio Awards. Hagensborg offers more attractive packaging concepts such as its Kiss Me truffle frogs and Truffle pig chocolate bars. In addition, Hagensborg offers different varieties of chocolates by working with both Callebaut and Schokinag Chocolate suppliers.

Hagensborg’s main competitive distinction over other seafood producers is the fact that Hagensborg’s pâtés are all natural, with no added fillers. A key characteristic of Hagensborg is that we use high-quality, all natural ingredients.

We sell products directly to consumers and to a variety of distributor/resellers. Distributor/resellers purchase the product at a 25% discount and resell the products to their consumer base.

Market Expansion

Broadening our distribution base, including finding new markets for existing products, is another strategy we plan to apply in order to expand our business. Although it involves more risk than sole market penetration, developing new markets has a greater potential for revenue generation.

We are currently developing a variety of concepts to attract new markets for our existing products. We are also pursuing a variety of private label opportunities to add to our bottom line by manufacturing for large, national retail chains.

One of the most significant distribution developments in 2006 has been the addition of the Bayside Food Group to our list of distributors. The Bayside Food Group is directly responsible for our largest new account for 2006 – Whole Foods Grocery chain. Whole Foods Grocery chain has over 186 retail locations.

Reliance on Major Customer

During the year ended June 30, 2006, Garuda recognized revenue from three unrelated entities, Safeway, Future Fundraising and Nikka Traders, which together comprised approximately 47% of total revenues. These revenues were for private label chocolate products which we manufactured in our factory, under the brands of our customers (Eg. Safeway Select). Revenue recognized from these three entities was 47% in 2006, compared to 36% in 2005.

Research

During the last year, we redesigned the packaging for our gourmet chocolate products so that they would appeal to a different type of purchaser, namely chocolate connoisseurs who we thought would pay a premium price for high quality chocolates. We obtained information on who was spending money on purchasing high quality chocolates by researching where high end chocolate products were being sold. We sent marketing personnel to those stores that were carrying high end chocolates and we conducted market surveys within those stores regarding the type of people who shopped there, what kind of chocolates they were likely to purchase, at what price and in what quantity. We conducted this research in New York, San Francisco, Vancouver, and Toronto. Our research revealed that persons between the ages of 25 – 65, with medium to high incomes, were most likely to become purchasers of our chocolates. During the past year, we also obtained and reviewed market research reports which described regional areas of chocolate sales and types and prices of chocolates sold.

Product/Market Development

The development of new products for new markets is the most cost-intensive, high-risk method for growth within the specialty food industry. However, the risk can be minimized by acquiring existing businesses with products complementary to our Hagensborg line of products. The advantage of acquiring existing companies with established products is the development cost savings and reduced time to market. Product development will focus on the introduction of the Polar Bar and co-packing panned chocolates.

Other Projects

In addition to the product/market-related strategies discussed above we are currently evaluating the automation of production facilities and new manufacturing equipment to decrease the cost of production and thereby offer more competitive pricing.

Stated Business Objectives

Market existing products

Our strategic focus for the next 12 months will be developing and marketing our existing proprietary brands and private label business in Canada and the US.

Expand distribution to increase volumes

In order to take advantage of economies of scale, we are seeking to expand our national distribution in Canada and the US over the course of the next 12 months. This will be achieved by selecting a pick and pack logistics company in the US to service our smaller customers and brokers that specialize in servicing the department stores, specialty stores, gift basket suppliers and health food chains. We plan to develop sales channels for the club and private label business and by hiring key sales personnel.

Our first priority will be the expansion of distribution. To sustain growth over the long term, we intend to generate a continuing flow of distinctively different, new products through in-house product development and by way of acquisitions. We plan to market these new products on a North America wide basis.

With the continued success of Hagensborg and increasing market demand, we plan to continue expanding sales throughout North America, with a medium term plan to expand into the European and Japanese markets. New client accounts secured so far in 2006 include Shoppers Drug Mart (925 locations), Whole Foods (186 locations) and Wild Oats (110 locations, which includes Vancouver’s popular Capers Markets).

NATURAL PROGRAM INC.

We have a wholly-owned subsidiary, Natural Program, Inc., which was incorporated as a Nevada company on July 7, 2000 (“Natural Program”). Natural Program also has a wholly owned subsidiary, Natural Program Ltd., through which it carries on business in British Columbia. Natural Program is in the business of developing and distributing herbal remedies. Through Natural Program, we operate a Chinese herbal pharmacy to dispense Chinese herbs to practitioners and we market a wholesale line of herbal remedies under the Natural Program name. Natural Program makes prescription formulas for practitioners of traditional Chinese medicine. Our clients are registered practitioners predominantly in British Columbia. Prescriptions are made up on the premises and patients then pick up these formulas from the West Broadway location in Vancouver. The products are all manufactured to Good Manufacturing Practices standards and are free of additives and heavy metals.

Products and Services

Our product line includes the Rescue Line and Travel Line. Our herbal line is imported from Taiwan. The Rescue Line currently consists of five products: Memory, Sleep, Headache, Stress and Energy Rescue. The first product of our new Travel Line is Thrombosin. The remedies are marketed as improving the quality of day-to-day life and offering solutions for common health problems. No independent studies have been performed to evaluate the effectiveness of the formulations.

Stress Rescue

Designed to offer immediate relief of stress, trauma and shock, our Stress Rescue formula is marketed for use in times of emergency, as a restorative tonic, or as a preventative measure. We believe Stress Rescue helps the body adapt to increased demands and is particularly useful in preventing anxiety attacks, relieving fatigue and easing tension and pain.

Energy Rescue

Energy Rescue is a caffeine-free, herbal formulation used to increase endurance, improve athletic performance, restore sexual vitality and invigorate the body and mind. Energy Rescue can also be used to alleviate the effects of jet lag, nervous exhaustion, Chronic Fatigue Syndrome and is designed to help restore the body in cases of depression and physical weakness.

Sleep Rescue

Sleep Rescue is designed to promote a deep, relaxing and revitalizing sleep. We believe Sleep Rescue reduces evening restlessness, restores the nervous system and relieves anxiety, tension and sleeplessness without habit forming or addictive properties.

Headache Rescue

Headache Rescue is intended to alleviate headaches and migraines caused by various factors through its anti-inflammatory and pain relieving properties. We believe Headache Rescue helps to relax muscular tension, promotes rapid recovery, and can be used as a preventative measure.

Memory Rescue

Formulated to enhance memory and concentration, Memory Rescue is marketed as an enhancement to cognitive function and mental abilities. It also claims to counteract mental dullness and depression.

Thrombosin

Thrombosin is an herbal formula which we believe helps prevent the formation of blood clots as a result of lack of circulation. The formation of blood clots, or deep-vein thrombosis (DVT), has been dubbed “economy class syndrome” because it results from long hours of minimal movement suffered especially, but not exclusively, by air travel passengers on long-haul flights. Taken several days before and after flying, Thrombosin is intended to help the prevention of blood clots.

Herbal Laboratories

In addition to the wholesale product lines described above, Natural Program has a division which operates as a Chinese herbal pharmacy called Natural Program Herbal Laboratories. Natural Program Herbal Laboratories dispenses Chinese herbal extracts including traditional Chinese herbal formulas, custom herbal formulas and single herbal extracts in granulated form. Practitioners of traditional Chinese medicine prescribe herbal formulas just like traditional physicians prescribe medications. Patients of Chinese medical practitioners drop off their prescriptions at the Natural Program laboratory where the formulations are mixed by professional herbalists. As an incentive for practitioners to refer their patients to Natural Program, they receive a commission related to the value of the herbs sold.

We carry over 400 single Chinese herbal extracts and more than 350 of the most commonly used formulas. Both are packed in 50g and 100g bottles and may be special ordered in larger quantities.

Distribution

Natural Program’s products are currently distributed through direct sales to natural health food stores and pharmacies on a test market basis in Vancouver, British Columbia. We hope to expand our distribution to the rest of Canada, the US and ultimately Europe and hope to include general grocery and mass food chains. To accomplish this, Natural Program is identifying specialized distributors for each of its geographical markets. To date we do not have any agreements with any distributors located outside of British Columbia, Canada.

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

Most competitors can be categorized into the following three groups:

  Small to medium sized Chinese herbal dispensaries that fill custom formula prescriptions through direct sales and over the Internet.
  Medium sized manufacturers of Western herbal remedies, minerals, vitamins, etc.
  Large pharmaceutical drug companies who offer natural remedies in addition to traditional drugs.

Our focus is to capture the segments of the markets which do not buy from large corporations but prefer smaller, specialized providers. We are also targeting people in today's health-conscious marketplace that prefer to prevent and treat illness with natural remedies as part of a holistic approach to health and well-being, instead of taking chemically prepared medications with unwanted side effects.

Governmental Regulations

The Food and Drug Administration in the US currently requires that manufacturers, processors and packagers of food, drugs, medical equipment and blood follow Good Manufacturing Practices (“GMP”). GMP is a regulatory process that was implemented for consumer protection. It ensures that all aspects of the business are monitored, allowing consumers to feel confident that the products they receive are safe, pure and effective. Some of the aspects involved in the GMP regulatory process are sanitation, cleanliness, personnel qualifications and recordkeeping. These procedures are followed on a daily basis. GMP protects consumers against weak or super potent products, contamination, inconsistency in appearance, improper packaging and mislabeling. Dietary supplements are not yet required, by law, to follow GMP practices. However, GMP regulations should soon apply to dietary supplements. Natural Program already abides by these requirements and can therefore ensure customers of the high quality and purity of the products it delivers.

As of January 1, 2004 the Natural Health Products Directorate has become the regulating body for natural health products (“NHP”) in Canada. Previous regulations were defined by the Food and Drug Regulations. The new regulations will affect manufacturers, distributors, importers, labelers and packagers of NHP. The new regulations require that all NHP have a product license in order to be sold pre-packaged and in open selection areas. Locations which are involved in the production, distribution, importation and sale of NHP will be required to hold a site license and comply with using GMP. Companies which import goods from foreign sites must also provide evidence showing that the imported products meet GMP standards. GMP must be created, implemented and regulated by a qualified Quality Assurance officer.

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

All NHP that are pre-packed, and not sold by prescription will require a product license and in turn a NHP number. The purpose of this license is to provide standards of evidence for the quality of the NHP purchased. The Natural Health Products Directorate has provided clearly defined criteria to evaluate each product type. Each product sold by a company must go through the application process. There are different submission types for products. These include Compendial and Non-Compendial. The Compendial submission refers to an application for which a monograph is available. There will be a compilation of over 100 monographs of common NHP for reference.

Non-Compendial describes an application in which a full review is required. Some of the general requirements for an application include: a completed product license application form, proposed label text, quality summary report and evidence of safety and efficiency. Once all product information has been gathered and sent to the Natural Health Products Directorate, the product will be reviewed. If quality, purity and safety can be demonstrated, a product license will be submitted.

Health Canada has instituted a transitional period to help all parties affected by the new regulations to work towards a full understanding of the requirements for compliance. The transition periods apply to NHP with and without drug identification numbers (“DIN”). A NHP with a DIN will have until December 31, 2009 to obtain a NHP number. A NHP without a DIN will have until December 31, 2007. Any new NHP introduced to the market after January 1, 2004 must have a NHP number and therefore a product license.

Natural Program will require a site license, will need to be GMP compliant and will require product licenses for its Rescue Line. However, Natural Program also qualifies for the transition period which means that the product license will not be required until December 31, 2007. A site license and GMP compliance are required by January 2006.

Sources of Raw Materials

Our main Natural Program assets are our proprietary formulations for our liquid herbal remedies which have been developed in-house. Both our herbal extracts and raw materials for our liquid herbal remedies come from international sources. We outsource the manufacturing of our products to specialized providers who comply with GMP standards.

Mining Interests

Garuda has two wholly owned subsidiaries incorporated for the purpose of pursuing opportunities in the mining business. These are Garuda Gold Corporation (“Garuda Gold”), a company incorporated in British Columbia on June 3, 2002 and Garuda Minerals Inc. (“Garuda Minerals”), a Nevada company incorporated on May 6, 2005. Also, Garuda Exploration is now involved in mining activities.

On May 18, 2005, Garuda Minerals entered into a binding letter of intent with Newhaven Resources Ltd. (“Newhaven”) and Aquarian Gold Corporation (“Aquarian”) and obtained an option to acquire a 65% interest in an exploration license in the form of an Environmental Permit for Mineral Exploration on an area of approximately 200 km2 located near the town of Ho, in the Volta region of Ghana (the “Ho Property”).

On May 18, 2005, Garuda Gold entered into an agreement with Newhaven and Aquarian whereby Garuda Gold obtained an option to acquire a 65% interest in the contract mining of an open pit property with an exposed vein system in a property in Prestia, Ghana (the “Prestia Property”).

Garuda Minerals and Garuda Gold had elected not to exercise their options on the Prestia Property and the Ho Property. Both letters of intent with Newhaven expired on May 18, 2006. We no longer have any rights in the Ho Property or the Prestia Property.

On June 26, 2006, Garuda’s subsidiary, Garuda Exploration, under its former name, Garuda Ventures Canada Inc., entered into an agreement with Xemplar Energy Corp. (“Xemplar”), to acquire a 70% interest in a Corhill uranium-gold-platinum prospective property located in the Northwest Territories. The Corhill property is comprised of 18 mineral claims and covers 30,628 acres. The agreement provides for Garuda Exploration to make a cash payment of approximately $45,000, issue 2,000,000 restricted common shares of Garuda and incur expenditures of approximately

$1,350,000 over 3 years. The property is subject to a 2% net smelter return royalty. We currently do not have available funds to pay the $45,000 required to exercise our rights pursuant to this agreement. We are trying to raise capital to fund our mining operations, including the payments to exercise our option on the Corhill property. If we are unsuccessful in raising additional capital, we will lose our option and our business may fail.

The Corhill Property (the “Property”) consists of 18 contiguous mineral claims in the north of the east-end of Great Bear Lake, 430 km northwest of Yellowknife, Northwest Territories, 80 km north of Port Radium. More information on the Corhill property is contained in our section entitled Description of Property, beginning on page 19 of this report.

Government Regulations

Our current and future exploration and development activities, as well as our future mining and processing operations, are subject to various federal, state and local laws and regulations in the countries in which we conduct our activities. These laws and regulations govern the protection of the environment, prospecting, development, production, taxes, labor standards, occupational health, mine safety, toxic substances and other matters. We expect to be able to comply with those laws and do not believe that compliance will have a material adverse effect on our competitive position. We have obtained, and intend to obtain all licenses and permits required by all applicable regulatory agencies in connection with our exploration activities and any mining operations we carry out. We intend to maintain standards of environmental compliance consistent with regulatory requirements. We have obtained, and will obtain at the appropriate time, environmental permits, licenses or approvals required for our operations.

Employees

Our employees are engaged as follows:

	Administration/ Accounting	Sales/ Marketing	Production/ Operations	Total
Garuda Capital Corp.	1	-	-	1
Hagensborg Foods Ltd.	3	3	14	20
Natural Program Inc.	2	2	2	6
Mining Interests	0	0	0	0

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

We consider the following accounting policies to be both those most important to the portrayal of our financial condition and that require the most subjective judgment:

  Revenue recognition
  Impairment or disposal of long-lived assets
  Inventory valuation and related reserves
  Accounting for marketable securities
  Stock-based compensation

Revenue recognition

We ship our products by common carrier and also sell products through brokers, distributors and directly to specialty stores. We receive our product sales price in the form of cash, credit card or on approved terms. Sales revenue and related discounts or volume incentives are recorded when the products are in the hands of the common carrier. Our reserve on accounts receivable takes into consideration future potential credits, if any, from the sale of products to customers. We recognize revenue from sales when there is persuasive evidence that an arrangement exists, products have been rendered, the seller’s price to the buyer is determinable, and collectibility is reasonably assured.

Accounting for marketable securities

Pursuant to Statement of Financial Accounting Standards (“SFAS”) No. 115, our investments in marketable securities are considered as available for sale.

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

Impairment or disposal of long-lived assets

Long-lived assets are reviewed in accordance with SFAS No. 144. Impairment or disposal of long-lived assets losses are recognized in the period the impairment or disposal occurs. Long-lived assets are reduced to their estimated fair value. Wereview long-lived assets, including amortizable intangible assets, for impairment whenever events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable. We perform undiscounted operating cash flow analyses to determine if impairment exists. For purposes of recognition and measurement of impairment for assets held for use, we group assets and liabilities at the lowest level for which cash flows are separately identifiable. If impairment is determined to exist, any related impairment loss is calculated based on fair value. Impairment losses on assets to be disposed of, if any, are based on the estimated proceeds to be received, less costs of disposal.

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

We will need additional capital and this may result in dilution of existing shareholders.

In order to carry out our business plans it is likely that we will need additional capital. It is also likely that we will raise additional capital by issuing additional equity securities. As a result, current shareholders are likely to experience dilution. If adequate funds are not available, or are not available on acceptable terms, we may not be able to carry out our business plans. This would result in our continuing to be unprofitable and could cause us to go out of business.

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

Our common stock may be classified as a “penny stock” which could adversely affect an investor’s ability to sell their shares.

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

Our success depends, to a significant extent, upon the efforts and abilities of a small number of key management personnel. The loss of the services of one or more of these individuals could adversely affect our businesses. The particular areas of expertise we are dependent upon include overall business planning and finance, the manufacture and marketing of gourmet chocolates and foods and Chinese herbal medicine. Our success is also dependent upon our ability to attract and retain qualified employees and personnel. Competition for such personnel is intense and we may not be able to attract and retain the personnel necessary for the development and operations of our businesses. Our competition for qualified personnel may be hindered by our lack of capital or fringe benefits which larger, more established competitors can provide. We have no “key man” life insurance with respect to any of our key management personnel.

We use Canadian currency and fluctuations in exchange rates could adversely affect our sales and operations.

Much of our sales and supplies of raw materials are denominated in foreign currencies, usually the Canadian dollar. Fluctuations in exchange rates, i.e., between US and Canadian dollar as well as other currencies could result in circumstances where our supplies and our products suddenly become more expensive to us, or to consumers. This would adversely affect our costs, our sales and our result of operations. Due to the recent fluctuations between Canadian and US prices, our revenues from US customers have been affected proportionately. While our cost of goods purchased in Canadian dollars and our revenues from US sales have remained static, once the US funds are converted into Canadian dollars, revenues have decreased due to the decreased value of the US dollar.

The number of shares issuable upon exercise of outstanding common stock purchase warrants and options may adversely affect the market price for our shares.

As of October 6, 2006 we have outstanding warrants and options to acquire up to 20,317,522 shares of common stock at prices between $0.10 per share and $0.20 per share, including 3,200,000 shares registered on Form S-8. Exercise of common stock purchase warrants and options could have an adverse effect on the market for the shares due to the dilution that the exercise will cause.

We do not anticipate paying dividends to shareholders in the foreseeable future.

We have not paid dividends on our common shares and do not intend to in the foreseeable future. Instead, we intend to invest any earnings in the further development of our business. Accordingly, shareholders should not expect to receive any dividends on their shares.

Hagensborg Risk Factors

The business of our subsidiary, Hagensborg, is subject to a number of risks due to the nature of its business and its present state of development. Prospective purchasers should consider carefully, among other factors set forth in this Report, the following:

Our new products will be competing against well established chocolate and gourmet food companies.

Our chocolate and gourmet food products compete in markets dominated by extremely large, well financed and internationally recognized companies. Our ability to compete will depend upon developing brand recognition and distribution methods. Our competitors already have well established brands and distribution methods and many times our financial ability. Focused competition by such giants could substantially limit our potential market and ability to profit from these products. Such competition may result in reduced sales, reduced margins or both. We do not currently have sufficient cash to either develop or market our new products. We plan to raise additional capital for developing and marketing our new products. However, there is no assurance that we can acquire additional funding to carry out our plan. Failure to successfully compete in the global chocolate and gourmet food industry with well-established companies may result in our inability to continue with our operations or prevent us from achieving significant revenues.

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

The growth of Hagensborg is dependent to a significant degree on its ability to expand the marketing and sales activity to generate additional sales, and our ability to update and expand our product line. In the past two years Hagensborg has introduced several new products. The financial performance of Hagensborg is also dependent upon management’s ability to successfully administer the resulting expanded operations. Hagensborg may not be able to increase its sales of existing products or develop and sell new products on a profitable basis.

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

The regulatory environment governing herbal remedies varies from country to country and changes at an unpredictable rate. The success of Natural Program is dependent to a significant degree on its ability to comply with industry regulations for product labeling, testing, and the like. If Natural Program is unsuccessful in identifying and complying with changing industry regulations, there may be a material adverse effect on its results. The Food and Drug Administration in the US currently requires that manufacturers, processors and packagers of food, drugs, medical equipment and blood follow GMP. As of January 1, 2004 the Natural Health Products Directorate became the regulating body for NHP in Canada. Previous regulations were defined by the Food and Drug Regulations. The new regulations will affect manufacturers, distributors, importers, labelers and packagers of NHP.

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

Hagensborg

Hagensborg’s head office is located at 1576 Rand Avenue, Vancouver, British Columbia, V6P 3G2, and is 20,200 square feet in size. Until March 31, 2006 the monthly lease amount was approximately $9,035. Commencing April 1, 2006, the monthly lease amount was approximately $9,398. The lease expires on March 31, 2007.

Natural Program

Natural Program’s head office is located at 2245 West Broadway, Suite 102, Vancouver, British Columbia, V6K 2E4, and is 765 square feet in size. The monthly lease is approximately $1,260 and expires on February 28, 2007.

Mining Interests

Corhill Property

The Corhill Property (“the Property”) located approximately 312 miles NNW of Yellowknife and 90 miles SW of Kugluktuk (Coppermine, straddling the Northwest Territories / Nunavut Territory border. Our rights in the Property are subject to a 2% net smelter return (the “Net Smelter Return).

The Property consists of 18 contiguous mineral claims centered around 117o 00’ west longitude and 66o 50’ north latitude. These are shown, together with acreage, ownership, and status, are shown on Table 1.

Table 1:

Mineral Claim	Tag #	Acreage
RAH 1	F53535	206.6
RAH 2	F53536	206.6
WET	F53534	206.6
COR 1	F92341	1033
COR 2	F92342	2582.5
COR 3	F92343	1291.25
COR 4	F92344	1394.55
COR 5	F92345	2479.2
COR 6	F92346	2582.5
COR 7	F92355	2582.5
COR 8	F92348	2582.5
COR 9	F92356	1549.5
COR 10	F92350	2582.5
COR 11	F92351	1549.5
COR 12	F92352	1549.5
COR 13	F92353	2582.5
COR 14	F92354	1084.65
COR 15	F92328	2582.5
TOTAL		30628.45

Access, Local Resources, Infrastructure and Physiography

The Property is located north of the east-end of Great Bear Lake, 430 km northwest of Yellowknife, NT, 80 km north of Port Radium. The Property is located on Corhill Report, July 20, 2005 NTS map sheets 86K14 and 86K15 centered at 117o 00’ west longitude and 66o 50’north latitude.

Terrain is characterized by low rolling hills with occasional abrupt topography. Trees are rare with low willow and scrub brush in protected valleys or low areas. The Property straddles a drainage divide, with the Fault River flowing westward to Great Bear Lake and the Bigtree River flowing eastward toward the Coppermine River. Fauna is seasonally abundant with migrating waterfowl and other birds, caribou and grizzly bears. Access is by float plane from Yellowknife. Bulk materials have historically been trucked by winter road up to Port Radium or by barge across Great Bear Lake from Deline. No winter road hauls are currently active into Port Radium. A number of historic camp sites from past exploration occur on the Property. The Property includes areas which we refer to as the Hornby Bay Group, the McTavish Supergroup, and the Echo Bay Formation.

History

Exploration for radium, and subsequently uranium and silver commenced in the Port Radium area of Great Bear Lake in the early 1930’s following the identification of secondary cobalt and nickel mineralization on the east-side of the lake by the Geological Survey of Canada. Prospectors likely followed the Fault River eastward from Hornby Bay around this time, although there is limited recorded history of this work.

In the mid 1950’s Canadian Nickel Co. conducted reconnaissance exploration including the Corhill Property area, identifying small, tabular, unconformity-related manganese deposits.

Commencing in the 1970’s, many companies focused on the Hornby Bay Group rocks while exploring for uranium deposits. Many occurrences were identified in the sub-Hornby Bay Group rocks. Notably, Aquitaine discovered the Pex and Yuk uranium occurrences within sandstone of the Hornby Bay Group rocks at Dismal Lake. In the mid 1970’s, a regional lake water geochemistry program by Cominco Ltd. identified anomalous areas east of the Fault River which led to the discovery of the RAH showings in 1976. Pitchblende and coffinite was identified in veins and fractures and 19 km of the fault system were staked (Herring, B.G. and Delpierre, M.E.R., 1977). Eight trenches totaling 29 lineal metres were excavated exposing narrow hematite-stained veins and fractures up to 10 cm wide within coarse-grained granites of the Great Bear Magmatic Zone. Pitchblende and coffinite occurred over narrow intervals within these rocks.

In 1987, Aber Resources Ltd. restaked the area and conducted a regional prospecting program. Two hundred and fifty seven rock samples were selected covering a range of radioactive and non-radioactive outcrops with the intent to assess the precious metal potential of the claims. It was found that anomalous gold concentrations were associated with fractured McTavish Group rocks, quartz veins, or silicified, hematite or sulphide-altered rocks with some anomalous radioactivity.

Geology

Regional Geology

The Bear Structural Province is located on the western margin of the Slave Structural Province, and is subdivided into three principal terrains. The GBMZ includes the McTavish Supergroup of igneous and related rocks, and three spatially, compositionally, or geometrically distinct intrusions. The McTavish Supergroup is subdivided into the Sloan, and Labine Groups, each of which is subdivided into 3 and 4 formations respectively. These are further subdivided into members that can be isolated into distinct calderas, 3 to 5 km in diameter.

Intrusions range from subconcordant, subvolcanic sills and laccoliths, to clearly discordant dykes and stocks. The earliest intrusions are the Mystery Island Intrusive Suite, denoted G1m and consist of medium-grained diorite, quartz monzonite, quartz syenite and granodiorite forming semiconcordant sheets. G-2 intrusions include diorite, monzodiorites and quartz monzonites whereas the G-3 intrusions include megacrystic granites and granodiorites, forming larger, more regionally discordant plutons.

The G1m monzonites are equigranular quartz-poor intrusions that commonly have induced significant zoned alteration effects within their host rocks. A bleached, albite-rich domain proximal to the intrusion progresses to a magnetite actinolite apatite pods, breccias and dissemination through to an outer zone of pyrite (marcasite) chalcopyrite.

The helikian Hornby Bay siliciclastic rocks unconformably overly the aphebian McTavish Group igneous rocks with a shallow-dipping unconformity surface. The rocks immediately underlying the unconformity surface are deeply weathered and oxidized with prominent hematite development.

The Hornby Bay Group is comprised of 4 units. The lower-most fluvial sandstone and conglomerate reveals a westward depositional trend. It is dominated by a pink-weathering, hematite-stained cross-bedded to laminated quartz-rich sandstone. This unit grades upwards through to a marine succession including stromatolitic dolostone and minor mudstone layers. This unit in turn grades upwards into a feldspathic quartz-rich sandstone and red and green mudstones.

Numerous faults transect the area, most notably north to northeast striking faults. These are considered to have dominantly pre-Hornby Bay dextral strike-slip displacement with subsequent post-Hornby Bay dip-slip movement. Extensive hematite alteration and unique “Giant Quartz Veins” bodies of quartz that can be more than 20 metres wide and 20,000 metres in length appear to be spatially-related to these late faults. The Giant Quartz Veins contain crustiform to massive quartz, chlorite-hematite quartz breccias, and significant uranium and copper mineralization. The Rayrock Mine at the south-end of the Great Bear Magmatic Zone is a past-producer that exploited uranium mineralization in a Giant Quartz Vein.

Property Geology

The Corhill Property is underlain by intermediate to felsic rocks of the Echo Bay Formation of the McTavish Supergroup. It is intruded by granitoid rocks and overlain by Hornby Bay Group sediments.

Early Proterozoic Rocks

The Echo Bay Formation rocks in the area are dominated by a compositionally homogenous, massive, pink to red-weathering rhyodacite with minor tuff and chert on the property. It is typically strongly fractured and forms rubbley outcrops with hematite stained fracture surfaces.

Late Proterozoic Rocks

The Hornby Bay Group is an unmetamorphosed fluviatile sequence including quartz pebble and polymictic conglomerates, quartz sandstone, and locally red arkosic sandstone, volcanic cobble conglomerates and thin basalt flows. These lie unconformably overtop of the Early Proterozoic and intrusive rocks with a shallowdipping surface, very close to today’s surface. The unconformity surface is characterized by pervasive hematite minor clay, and local zones of silicification and manganese deposition. Local depressions, some interpreted to be grabens are defined by linear development (040o to 060o strike) of more intense alteration, plus the localization of arkose, and increased volcanic component in the overlying Hornby Bay Group sediments.

Structure

The Fault River and the RAH Fault strike 040o to 060o and are the principal structures on the Property. Numerous parallel faults occur, including the structure associated with the Wet 24 occurrence.

Mineralization

A number of uranium and precious metal showings have been identified on the property (see History). Two of these showings are of direct interest, and by extension of the Athabaska-type uranium deposit, or alternatively, iron oxide copper gold deposit models, additional areas of the property warrant exploration.

Present Condition of the Property and Current State of Exploration

The Corhill Property is in the early stage of exploration.

Mapping and sampling were carried out by Xemplar during 2005 on the Corhill Property. This work included analyses for 257 samples. Rock samples analyzed included graps, chips, and composite samples from closely spaced crops. A total of 257 samples were analyzed by Acme Analytical Laboratories in Vancouver on crushed and pulverized samples, using geochemical techniques and AA finish. Platinum and palladium were analyzed on the same samples using ICP-MS techniques.

Based on the results of this geological sampling, we plan to complete a drilling program on the Corhill Property. Our plan of exploration for the Corhill Property is as follows:

Description of Phase of Exploration	Description of Exploration Work Required
First Phase of Drilling:	We have flown a helicopter in lines above the Property to measure conductivity and radioactivity, measuring up to 600 ft into the ground. We are now mapping and interpreting this geophysical information to determine where further ground sampling should occur.
Second Phase of Drilling	Once the evaluation of our initial geophysical data is complete, we will complete further sampling to see if we can develop a more detailed conclusion as to where the potential would lie, and help us identify a potential mineral deposit.

The anticipated timetable and estimated budget for completion if each stage of exploration is as follows:

Stage of Exploration	Anticipated Timetable for Completion	Estimated Cost of Completion
First Phase of Drilling	October 31, 2006	$150,000
Second Phase of Drilling	December 26, 2007	$205,000

We anticipate that our exploration costs for Phase 1 and Phase 2 will consist of the following expenses:

Phase 1
Description	Amount
Airborne Geophysics	$100,000
Travel and fuel	$35,000
Subtotal	$135,000
Contingency (15%)	$15,000
Total	$150,000

Phase 2
Geophysics	$75,000
Prospectors (2 x 30 days)	$18,000
Geologist (30 days)	$15,000
Geochemistry (orientation survey only)	$10,000
Trench (digging trenches) (10 days)	$5,000
Assay (lab tests) (500 samples x $20)	$10,000
Field travel	$28,000
Food and field supplies	$12,000
Travel and Accommodation (geologist)	$2,000
Final Report and Drafting (15 days)	$10,000
Subtotal	$185,000.00
Contingency (15%)	$20,000
Total	$205,000

We are required to spend approximately $270,000 by December 26, 2006, in order to maintain our option to acquire a 70% interest in the Corhill Property (subject to the 2% net smelter royalty). If we carry out our exploration program and spend $355,000 by December 26, 2006 as we plan, then we will meet the requirements for our required exploration expenses for the first six months. After that we will still have to spend, in addition to the $270,000, approximately $450,000 by June 26, 2007 and $630,000 by June 26, 2008. We need to raise financing in order to complete Phase 1 and 2 of our exploration program and subsequent payments to maintain and exercise our option on the Corhill Property. We plan to raise money by seeking private placements from existing shareholders and other investors known to us. There is no guarantee that we will be able to obtain any financing. If we do not obtain adequate capital, we will not be able to carry out our exploration program and we will lose all of our rights to acquire the Corhill Property.

Item 3. Legal Proceedings.

On April 12, 2006, Leone International Marketing Inc. (the "Claimant") filed a claim in the Supreme Court of British Columbia against Garuda’s wholly owned subsidiary, Hagensborg Foods Ltd. claiming that Hagensborg’s use of the name “Leone” to sell its chocolates infringes its trademark rights, causing damages. The Claimant is seeking:

  An injunction restraining Hagensborg from using the name “Leone” and the stylized lion logo to sell its products and services;
  Damages for trademark infringement;
  An accounting of Hagensborg’s profits; and
  Costs and interest.

Hagensborg intends to defend the claim and believes it has a strong chance of success of defending the claim. No court date has yet been set and Garuda estimates that its upper estimate for damages pursuant to this claim is approximately $18,000

There are no proceedings in which any of our directors, officers or affiliates, or any registered or beneficial shareholders are an adverse party or have a material interest adverse to us.

Item 4. Submission of Matters to a Vote of Security Holders.

None

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

The following table shows the high and low prices of our common shares on the NASD OTC Bulletin Board. The following quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions:

Period	High	Low
Jul 1, 2004 – Sep 30, 2004	0.10	0.02
Oct 1, 2004 – Dec 31, 2004	0.10	0.05
Jan 1, 2005 – Mar 31, 2005	0.25	0.10
Apr 1, 2005 – Jun 30, 2005	0.22	0.09
Jul 1, 2005 – Sep 30, 2005	0.14	0.095
Oct 1, 2005 – Dec 31, 2005	0.15	0.08
Jan 1, 2006 – Mar 31, 2006	0.0145	0.0775
Apr 1, 2006 – Jun 30, 2006	0.09	0.045

As of October 6, 2006, there were 63,255,207 common shares outstanding, held by approximately 120 shareholders of record.

On June 27, 2005, the shareholders of Garuda approved to increase the authorized common stock to 100,000,000 shares, $0.001 per par value, at Garuda’s Annual General Meeting.

To date, we have not paid any dividends on Garuda’s common shares and do not expect to declare or pay any dividends on our common shares in the foreseeable future. Payment of any dividends will depend upon future earnings, if any, our financial condition, and other factors as deemed relevant by our Board of Directors.

Equity Compensation Plans

On April 29, 2005, Garuda filed with the SEC a Form S-8 registering 4,000,000 common shares to be issued to employees and consultants pursuant to Garuda’s April 2005 Non-Qualified Stock Compensation Plan approved by the Board on April 26, 2005. As of June 30, 2005, 3,007,000 shares have been issued under the plan. During the fiscal year ended June 30, 2006 993,000 shares are issued under this plan. As of June 30, 2006, 4,000,000 shares have been issued under the plan.

On May 11, 2005, Garuda’s Board approved Garuda’s 2005 Incentive Stock Option Plan, to issue up to 8,000,000 options, and the plan was approved by the shareholders at the AGM on June 27, 2005. The 2005 Stock Option Plan was registered in SEC Form S-8 on February 9, 2006. As of June 30, 2006, 3,500,000 options had been issued under the 2005 Stock Option Plan.

On February 9, 2006, Garuda filed with the SEC a Registration Statement on Form S-8 registering 5,000,000 common shares issuable to employees and consultants pursuant to Garuda’s 2006 Non-Qualified Stock Compensation Plan approved by the Board on January 19, 2006. As of June 30, 2006, 4,990,000 shares had been issued under the plan.

Equity Compensation Plan Information

	Year Ended June 30, 2006
	Number of Shares to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted- Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Shares Remaining Available for Future Issuance Under Equity Compensation Plans
Equity compensation plans not approved by shareholders	0	0	10,000
Equity compensation plans approved by shareholders	0	0	4,500,000
Total	0	0	4,510,000

Recent Sales of Unregistered Securities

On June 7, 2006, we issued 1,650,000 shares of common stock with a price of $0.05 per share according to two subscription agreements.

On June 13, 2006, we entered into a subscription agreement to issue 200,000 shares of common stock at a price of $0.05 per share.

On June 14, 2006, we issued 3,700,000 shares of common stock with a price of $0.05 per share to four investors.

On June 29, 2006, we received $70,000 for the issuance of 1,000,000 shares of common stock.

We did not employ an underwriter in connection with the issuance of the securities described above. We believe that the issuance of the foregoing securities were exempt from registration under Regulation S and Section 4(2) of the Securities Act.

Item 6. Management's Discussion and Analysis or Plan of Operation.

Overview

We have seven wholly owned subsidiaries, Hagensborg Foods Ltd., Hagensborg Seafoods Ltd., Natural Program Inc., Natural Program Ltd., Garuda Gold Corporation, Garuda Minerals Inc., and Garuda Exploration Inc. We have recently acquired mining interests through Garuda Exploration. Garuda Gold and Garuda Minerals are currently inactive.

Hagensborg manufactures and distributes chocolate and has been active during the past year in redeveloping and re-launching its product line. Hagensborg also sells canned seafood products through its wholly owned subsidiary, Hagensborg Seafoods Limited. Hagensborg has recently repackaged its chocolate product line using a “fairyland” theme and its new marketing and promotional concept. Hagensborg markets gourmet chocolate products throughout North America and serves high-end departmental and specialty stores. Due to the restructuring, Hagensborg is now focused on targeting the confectionary market with unique, high-quality products that are innovatively packaged.

Natural Program sells herbal remedies through its wholly owned subsidiary Natural Program Ltd. in Vancouver, British Columbia. Natural Program makes prescription formulas for practitioners of Traditional Chinese Medicine. Natural Program’s clients are registered practitioners predominantly in British Columbia. Prescriptions are made up on the premises and patients are able to pick up these formulas from the West Broadway location in Vancouver. The products are all manufactured to GMP standards and are free of additives and heavy metals. Natural Program also supplies herbal products to the Colleges of Traditional Chinese Medicine.

Forward Looking Statements

This report contains certain forward-looking statements. All statements other than statements of historical fact are “forward-looking statements” for purposes of these provisions, including any projections of earnings, revenues, or other financial items; any statements of the plans, strategies, and objectives of management for future operation; any statements concerning proposed new products, services, or developments; any statements regarding future economic conditions or performance; statements of belief; and any statement of assumptions underlying any of the foregoing. Such forward-looking statements are subject to inherent risks and uncertainties and actual results could differ materially from those anticipated by the forward-looking statements.

Results of Operations for the year ended June 30, 2006 compared to June 30, 2005

During the fiscal year ended June 30, 2006, we realized total revenues of $768,863 with a net loss for the year of $2,052,193. During the fiscal year ended June 30, 2005, we realized total revenues of $701,637 with a net loss of $1,967,500. The slight increase in revenues was the result of increased sales for Hagensborg and the increase in net loss for Fiscal 2006 was a result of operation expenses that were incurred for Hagensborg’s operations, including increased professional fees, management fees and advertising and promotion fees.

The following table reflects information for our segments:

	Hagensborg	Hagensborg	Natural	Corporate
	Foods Ltd.	Seafoods	Program	and	Total
		Ltd.	Inc.	Eliminations
	$	$	$	$	$
2006
Revenues	586,325	97,703	84,813	22	768,863
Gross profit (loss)	(218,499)	45,692	(9,783)	22	(182,567)
Depreciation and amortization	40,844	—	6,265	2,497	49,606
Other income(expense)	44,815	—	—	(42,505)	2,310
Net loss	(1,183,847)	(20,033)	(49,868)	(798,445)	(2,052,193)
Segment assets	567,464	48,428	39,233	10,645	665,770

2005
Revenues	444,915	193,999	62,790	(67)	701,637
Gross profit (loss)	(144,392)	61,790	(23,017)	(67)	(105,969)
Depreciation and amortization	49,763	—	4,145	1,564	55,472
Other income(expense)	—	—	—	(85,329)	(85,329)
Net loss	(812,645)	(13,598)	(65,709)	(1,075,548)	(1,967,500)
Segment assets	546,250	57,399	46,446	304,492	954,588

We are subject to seasonal effects on chocolate purchases. A large part of our sales of chocolate products in the fiscal year ended June 30, 2006 was generated during the Christmas season. The spring season which includes Valentine’s Day, Easter and Mother’s Day is the second most important chocolate consumption season after Christmas. We anticipate that during the next fiscal year, our greatest sales of our chocolates will take place during the Christmas season and in the spring.

Our cost of sales was $951,430 for the year ended June 30, 2006, compared to $807,606 for the same period in 2005. The higher cost of sales is a result of additional costs associated with a new product line. Gross loss for the year ended June 30, 2006 was $182,567, compared to gross loss $105,969 for the same period in 2005. The increase in gross loss was the result of increased cost of sales, which consists of the purchase price of products sold, inbound and outbound shipping charges, packaging supplies and costs associated with revenues, marketplace business and manufacturing equipment depreciation expense.

Our total expenses were $1,870,307 for Fiscal 2006, compared to $1,768,290 for Fiscal 2005. Our general and administrative expenses increased $186,819 from $985,811 in the year ended June 30, 2005 to $1,172,630 for the same period in 2006. The increase in general and administrative fees in the fiscal year 2006 is the result of increased professional and management fees.

We incurred advertising expenses of $527,879 in the year ended June 30, 2006, compared to $252,789 for the same period in 2005. The increase in advertising costs in Fiscal 2006 is largely the result of increased costs incurred in the design, development, and printing of literature and marketing materials.

We anticipate that we will have increased sales in the coming year from increased product sales through both Hagensborg and Natural Program. We also anticipate that we will need to incur greater expenses for marketing costs, hiring sales personnel, broker fees and trade show attendance fees as we implement our business growth strategies for both Hagensborg and Natural Program.

Liquidity and Capital Resources for the year ended June 30, 2006 compared to June 30, 2005

We believe that sales from Hagensborg and Natural Program will not provide sufficient capital resources to sustain our operations and fund product development throughout the fiscal year ended June 30, 2006. Management has been able, thus far, to finance the operations through a series of equity and debt financings. While our independent auditor's report for the years ended June 30, 2006 and 2005 included an explanatory paragraph describing substantial doubt as to our ability to continue as a going concern, management plans to continue to seek other sources of financing on favorable terms; however, there are no assurances that any such financing can be obtained on favorable terms, if at all. Management believes we have implemented significant cost reductions and expects to keep our operating costs to a minimum until cash is available through financing or operating activities. There is no assurance that we will be successful in achieving these goals. We continually evaluate opportunities to sell additional equity or debt securities, or obtain credit facilities from lenders to strengthen our financial position. The sale of additional equity or convertible debt securities could result in additional dilution to our stockholders.

We have financed Hagensborg’s operations partly through revenues from operations and bank credit facilities, and partly through the issuance of equity shares and convertible debentures. Hagensborg has not been able to reach the break-even point for the last five fiscal years and has had to rely on Garuda for capital resources. We believe that sales from Hagensborg’s new product lines will add new capital resources over the coming year, but may not be sufficient to sustain operations and fund new product launches throughout the fiscal year ending June 30, 2007. Currently we do not have sufficient cash to accomplish our outlined plan and launch and market our new products.

We have financed Natural Program’s operations partly through revenues and bank credit facilities, and partly through the issuance of equity shares. Natural Program has not yet been able to reach the break-even point and has had to rely on Garuda for capital resources. We believe that additional sales resulting from Natural Program’s increased marketing efforts will add new capital resources, but may not be sufficient to sustain operations and fund new product launches throughout the fiscal year ending June 30, 2007. Our competitors already have well established brands and distribution methods and many times our financial ability. Competitive ability of our new products will depend upon developing brand recognition and distribution methods. Failure to successfully compete with well-established companies may result in our inability to continue with our operations or prevent us from achieving significant revenues.

During the year ended June 30, 2006, Garuda received net proceeds of $545,410, compared to $875,000 in 2005, in connection with the issuance of equity. Management plans to continue to seek other sources of financing on favorable terms; however, there are no assurances that any such financing can be obtained on favorable terms, if at all. There are no assurances that Garuda will be successful in achieving these goals.

During the year ended June 30, 2006, our current assets to current liabilities ratio decreased to 0.52 from 0.60 for the same period in 2005. Pursuant to Garuda’s loan agreement, Garuda’s ratio of current assets to current liabilities cannot exceed 1.2 to 1.0. At June 30, 2006 and 2005, Garuda was in violation of this condition. At June 30,

2006 and 2005, Garuda was also in violation of a second covenant whereby Garuda’s ratio of debt to tangible net worth may not exceed 3.0 to 1.0. The bank had waived any action until January 31, 2007 and has not taken any action to date.

Current assets decreased $270,148, from $690,073 in 2005, to $419,925 in 2006, primarily as a result of disposition of marketable securities during the year ended June 30, 2006. At June 30, 2005, Garuda owned securities classified as available for sale with a market value of $291,315. The unrealized loss for the securities on hand at June 30, 2006 was $nil, compared to $88,277 in 2005. Garuda disposed of securities and realized a gain of $6,942, compared to $32,808 in 2005. At June 30, 2006, Garuda did not own any securities classified as available for sale.

Non-current assets for the year ended June 30, 2006 were $245,845 net of depreciation.

Total liabilities decreased from $1,172,883 for the year ended June 30, 2005 to $820,685 for the year ended June 30, 2006. For the year ended June 30, 2006, this includes $805,857 in current liabilities and $14,828 in government loan. We have bank loans of $125,000 as at June 30, 2006.

On June 27, 2006, our subsidiary, Garuda Exploration entered into an agreement with Xemplar Energy Corp. to acquire a 70% interest in the Corhill uranium-gold-platinum property located in the Northwest Territories. The Corhill property is comprised of 18 mineral claims and covers 30,628 acres. The agreement provides for Garuda Exploration to make a cash payment of approximately $45,000, issue 2,000,000 restricted shares of common stock of Garuda and incur expenditures of approximately $1,350,000 over 3 years. The property is subject to a 2% net smelter return royalty.

Plan of Operation

Our independent auditor's report for the years ended June 30, 2006 and 2005 included an explanatory paragraph describing substantial doubt as to our ability to continue as a going concern. We are seeking $750,000 in financing to be used to repay all outstanding debt to HSBC and for working capital. We will require an additional $1,000,000 to finance operations for Fiscal 2007, including amounts we require to carry out our mining exploration program. We intend to obtain such financing through sales of Garuda’s equity securities. We have no binding commitments or arrangements for additional financing and there is no assurance that management will be able to obtain any additional financing on acceptable terms, if at all.

The threat to our ability to continue as a going concern will be removed only when revenues have reached a level that sustains Garuda’s business operations.

Regarding our mining interests, we expect to require approximately $150,000 to continue our planned operations for the first phase and an additional $205,000 for the second phase. We plan on spending these amounts during Fiscal 2007. A breakdown of these expenses can be found under the Description of Property at page 19.

Item 7. Financial Statements.

Our consolidated financial statements for the year ended June 30, 2006, together with the Report of Independent Registered Public Accounting Firm thereon, are included in this report commencing on page F-1.

Garuda Capital Corp.
Consolidated Financial Statements
(Expressed in United States dollars)

June 30, 2006

REPORT OF INDEPENDENT REGISTERED
PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Garuda Capital Corp.

We have audited the accompanying consolidated balance sheets of Garuda Capital Corp. as of June 30, 2006 and 2005 and the related consolidated statements of operations, stockholders’ deficiency and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audits in accordance with auditing standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform an audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company’s internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Garuda Capital Corp. at June 30, 2005 and 2006, and the consolidated results of its operations and its cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

As discussed in Note 1 to the financial statements, the Company’s recurring net losses and working capital deficiency raise substantial doubt about its ability to continue as a going concern. The Company is also in violation of its debt covenant, which is further described in Note 8 to the financial statements. Management’s plans as to these matters are described in Note 1. These financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Vancouver, Canada,
September 28, 2006.	Chartered Accountants

Garuda Capital Corp.

Consolidated Balance Sheets
(Expressed in United States dollars)
(Going Concern Uncertainty – see Note 1)

	As at	As at
	June 30,	June 30,
	2006	2005
	$	$

ASSETS
Current Assets
Marketable securities (Note 3)	-	291,315
Accounts receivable (Note 15)	91,490	84,096
Inventory (Note 4)	302,721	288,194
Prepaid expenses and deposits	25,714	26,468
Total Current Assets	419,925	690,073
Machinery and equipment (Note 5)	245,845	245,940
Patents and trademarks (Note 6)	-	18,575
Total Assets	665,770	954,588

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY
Current Liabilities
Bank indebtedness (Notes 8)	96,258	94,754
Accounts payable and accrued expenses	295,084	344,892
Bank loan (Notes 8)	125,000	185,000
Income taxes payable (Note 7)	9,541	7,912
Deferred revenue	2,618	-
Notes payable – related parties (Note 12)	277,356	524,558
Capital lease obligation	-	2,375
Total Current Liabilities	805,857	1,159,491
Government loan (Note 9)	14,828	13,392
Total Liabilities	820,685	1,172,883
Commitments and contingencies (Notes 9, 13 and 16)
Stockholders’ Deficiency
Preferred stock
Authorized: 10,000,000 shares, $0.01 par value
Issued: none	-	-
Common stock
Authorized: 100,000,000 shares, $0.001 par value
Issued and outstanding: 52,712,784 and 34,655,619 shares, respectively (Note 11)	52,713	34,656
Stock to be issued (Note 11(b))	70,000	-
Additional paid-in capital	7,321,728	5,775,889
Contra equity (Note 13)	(60,470)	(418,667)
Accumulated deficit	(7,592,448)	(5,540,255)
Accumulated other comprehensive income (loss)	53,562	(69,918)
Total Stockholders’ Deficiency	(154,915)	(218,295)
Total Liabilities and Stockholders’ Deficiency	665,770	954,588

The accompanying notes are an integral part of these consolidated financial statements
F–2

Garuda Capital Corp.
Consolidated Statements of Operations
(Expressed in United States dollars)
(Going Concern Uncertainty – see Note 1)

	For the	For the
	Year Ended	Year Ended
	June 30,	June 30,
	2006	2005
	$	$
REVENUE
Sales	768,863	701,637
Cost of sales	951,430	807,606
Gross loss	(182,567)	(105,969)
EXPENSES
General and administrative (Note 12)	1,172,630	985,811
Loss on extinguishment of debt	84,200	446,802
Depreciation and amortization (Notes 5 and 6)	16,395	14,547
Advertising and promotion	527,879	252,789
Premises leases	69,203	68,341
Total expenses	1,870,307	1,768,290
Loss from operations	(2,052,874)	(1,874,259)
Other income (expenses)
Foreign currency transaction gain	12,786	7,659
Gain on sale of marketable securities (Note 3)	6,942	32,808
Other income (Note 19)	60,030	17,894
Interest expense (Note 12)	(77,448)	(143,690)
Total other income (expense)	2,310	(85,329)
Net loss before taxes	(2,050,564)	(1,959,588)
Income tax expense (Note 7)	(1,629)	(7,912)
Net loss	(2,052,193)	(1,967,500)
Other comprehensive income (loss)
Gain on foreign currency translation	35,203	21,750
Unrealized gain (loss) on marketable securities	88,277	(88,277)
Total other comprehensive income (loss)	123,480	(66,527)
Comprehensive loss	(1,928,713)	(2,034,027)
Net loss per common share – basic and diluted	(0.05)	(0.16)
Weighted average number of common shares
outstanding, basic and diluted	39,486,000	12,468,284

The accompanying notes are an integral part of these consolidated financial statements
F–3

Garuda Capital Corp.
Consolidated Statements of Cash Flows
(Expressed in United States dollars)
(Going Concern Uncertainty – see Note 1)

	For the	For the
	Year Ended	Year Ended
	June 30,	June 30,
	2006	2005
	$	$

OPERATING ACTIVITIES

Net loss	(2,052,193)	(1,967,500)

Adjustment to reconcile net loss to net cash:
Depreciation and amortization	49,606	55,472
Common stock issued for compensation	384,600	248,600
Common stock issued for services	400,980	672,050
Write off of obsolete inventory	56,968	30,407
Write off of patents and trademarks (Note 6)	15,474	-
Loss on extinguishment of debt	96,050	446,802
Common stock issued for interest	65,506	-
Gain from sale of marketable securities	(6,942)	(32,808)

Changes in operating assets and liabilities:
Decrease in accounts receivable	2,522	42,874
Decrease (increase) in prepaid expenses	3,593	(11,122)
(Increase) in inventory	(42,839)	(46,643)
Increase (decrease) in contra equity	388,437	(418,667)
(Decrease) in accounts payable and accrued expenses	(76,695)	(68,424)
Increase in deferred revenue	2,618	-
Increase in income taxes payable	1,629	7,912

Net cash used in operating activities	(710,686)	(1,041,046)

INVESTING ACTIVITIES

Purchase of equipment and intangibles	(19,002)	(11,998)
Proceeds from sale of marketable securities	464,978	570,933
Purchase of marketable securities	(63,689)	(748,778)

Net cash provided by (used in) investing activities	382,287	(189,843)

FINANCING ACTIVITIES
Proceeds from (repayments of) bank indebtedness	1,503	(111,899)
Repayments of capital lease obligations	(2,375)	(2,670)
(Repayments of) proceeds from bank loan	(60,000)	56,400
Repayments of notes payable – related parties	(105,852)	(8,133)
Proceeds from common stock issued for cash	475,410	875,000
Proceeds from stock to be issued	70,000	-
Advances from shareholders	-	453,453

Net cash provided by financing activities	378,686	1,262,151

Effect of exchange rate changes on cash and cash equivalents	(50,287)	(31,262)

Net increase (decrease) in cash and cash equivalents	-	-

Cash and cash equivalents – Beginning of Year	-	-

Cash and cash equivalents – End of Year	-	-

Non-cash financing and investing activities:
Common stock issued for compensation	384,600	248,600
Common stock issued for services	400,980	672,050
Common stock issued for debt	202,400	1,563,806
Common stock issued for interest	65,506	-

SUPPLEMENTARY CASH FLOW INFORMATION – NOTE 19

The accompanying notes are an integral part of these consolidated financial statements
F–4

Garuda Capital Corp.
Consolidated Statements of Stockholders’ Deficiency
For the Years Ended June 30, 2006 and 2005
(Expressed in United States dollars)
(Going Concern Uncertainty – see Note 1)

	Common
	Stock							Total
			Additional			Accumulated Other		Stockholders’
			Paid-In	Stock to be	Accumulated	Comprehensive	Contra	equity/(deficien
	Number	Amount	Capital	issued	Deficit	Income/(Loss)	Equity	cy)
	#	$	$	$	$	$	$	$

Balance, June 30, 2004	6,373,575	6,374	2,444,715	-	(3,572,755)	(3,391)	-	(1,125,057)

Shares issued for
compensation	2,605,000	2,605	245,995	-	-	-	-	248,600

Shares issued for services	5,757,000	5,757	666,293	-	-	-	-	672,050

Shares issued for debt	11,170,044	11,170	1,552,636	-	-	-	-	1,563,806

Shares issued for cash	8,750,000	8,750	866,250	-	-	-	-	875,000

Gain on foreign currency
translation	-	-	-	-	-	21,750	-	21,750

Unrealized loss on
available for sale
securities	-	-	-	-	-	(88,277)	-	(88,277)

Net loss for the year ended
June 30, 2005	-	-	-	-	(1,967,500)	-	-	(1,967,500)
	34,655,619	34,656	5,775,889	-	(5,540,255)	(69,918)	-	200,372
Contra equity	-	-	-	-	-	-	(418,667)	(418,667)

Balance, June 30, 2005	34,655,619	34,656	5,775,889	-	(5,540,255)	(69,918)	(418,667)	(218,295)

Shares issued for
compensation	4,010,000	4,010	380,590	-	-	-	-	384,600

Shares issued for services	4,273,000	4,273	396,707	-	-	-	-	400,980

Shares issued for interest	609,165	609	64,897	-	-	-	-	65,506

Shares issued for debt	1,890,000	1,890	200,510	-	-	-	-	202,400

Shares issued for cash	7,275,000	7,275	468,135	-	-	-	-	475,410

Stock to be issued (Note
11(b))	-	-	-	70,000	-	-	-	70,000

Stock-based compensation	-	-	35,000	-	-	-	-	35,000

Gain on foreign currency
translation	-	-	-	-	-	35,203	-	35,203

Unrealized gain on
available for sale securities	-	-	-	-			-	88,277

Net loss for the year ended
June 30, 2006	-	-	-	-	(2,052,193)	-	-	(2,052,193)

	52,712,784	52,713	7,321,728	70,000	(7,592,448)	53,562	(418,667)	(513,112)
Contra Equity	-	-	-	-	-	-	358,197	358,197

Balance, June 30, 2006	52,712,784	52,713	7,321,728	70,000	(7,592,448)	53,562	(60,470)	(154,915)

The accompanying notes are an integral part of these consolidated financial statements
F–5

Garuda Capital Corp.
Notes to the Consolidated Financial Statements
(Expressed in United States dollars)

1. NATURE OF BUSINESS AND GOING CONCERN UNCERTAINTY

Nature of business

Garuda Capital Corp. (hereinafter “Garuda” or “the Company”) was incorporated in the State of Nevada on July 8, 1997 as Vanstar Films Inc. for the purpose of establishing itself in the film industry. Those efforts were abandoned in September 2001. On February 14, 2002, the corporate name was changed to Garuda Capital Corp.

In April 2002, Garuda acquired Hagensborg Foods Ltd., a manufacturer and marketer of fine chocolates and other gourmet foods and its wholly-owned subsidiary Hagensborg Seafoods Ltd., and Natural Program Inc., an inactive company that owns 100% of the outstanding shares of Natural Program Ltd., a manufacturer and distributor of nutraceuticals. The Company, through these four wholly owned subsidiaries, sells and processes specialty food products and herbal medication to wholesale and retail customers in North America. The Company has other wholly owned subsidiaries, Garuda Minerals Inc. and Garuda Gold Corporation, which have each signed Letter of Intent agreements regarding the exploration of minerals in Ghana [see notes 16[b] and 16[c]]. On April 4, 2006, the Company announced that its subsidiaries had elected not to exercise their options to joint venture these mining prospects in Ghana, and accordingly, they were allowed to expire on May 18, 2006. The Company also has a wholly owned subsidiary, Garuda Exploration Inc. (2005 - Garuda Ventures Canada Inc.), which is active in mining exploration.

The Company’s year end is June 30. The Company is headquartered in Vancouver, British Columbia, Canada.

Going Concern Uncertainty

The consolidated financial statements have been prepared by management in accordance with United States generally accepted accounting principles on a going concern basis, which contemplates the realization of assets and the discharge of liabilities in the normal course of business for the foreseeable future.

The Company incurred a net loss of $2,052,193 for the year ended June 30, 2006 (2005 - $1,967,500) and, as at June 30, 2006 had a working capital deficiency of $385,932 and a stockholders’ deficiency of $154,915. As discussed in Note 8, the Company is in breach of its bank covenants. These factors raise substantial doubt about its ability to continue as a going concern. Management has been able, thus far, to finance the operations through a series of equity and debt financings. During the year ended June 30, 2006, the Company received net proceeds of $545,410 (2005 - $875,000) in connection with the issuance of equity. Management plans to continue to seek other sources of financing on favorable terms; however, there are no assurances that any such financing can be obtained on favorable terms, if at all. Management believes it has implemented significant cost reductions and expects to keep its operating costs to a minimum until cash is available through financing or operating activities. There are no assurances that the Company will be successful in achieving these goals.

These consolidated financial statements do not give effect to any adjustments to the amounts and classifications of assets and liabilities that might be necessary in the event the Company is unable to continue its operations as a going concern.

The consolidated financial statements are presented in United States dollars.

The following is a summary of significant accounting policies used in the preparation of these consolidated financial statements.

2. SIGNIFICANT ACCOUNTING POLICIES

a)	Principles of consolidation

The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, Hagensborg Foods Ltd., Hagensborg Seafoods Ltd., Natural Program Inc., Natural Program Ltd., Garuda Minerals Inc., Garuda Gold Corporation and Garuda Exploration Inc (2005 - Garuda Ventures Canada Inc.)

b)	Use of estimates

The preparation of financial statements in conformity with United States generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the period. Actual results could differ from those estimates.

Garuda Capital Corp.
Notes to the Consolidated Financial Statements
(Expressed in United States dollars)

2. SIGNIFICANT ACCOUNTING POLICIES (continued)

c)	Revenue recognition

The Company ships its products by common carrier and also sells products through brokers, distributors and directly to specialty stores. The Company receives its product sales price in the form of cash, credit card or on approved terms. Sales revenue and related discounts or volume incentives are recorded when the products are in the hands of the common carrier. The Company recognizes revenue from sales when there is persuasive evidence that an arrangement exists, products have been shipped, the seller’s price to the buyer is determinable, and collectibility is reasonably assured.

d)	Foreign currency translation

These consolidated financial statements, prepared in accordance with United States generally accepted accounting principles, are expressed in United States dollars as the reporting currency. The functional currency of Hagensborg Foods Ltd., Hagensborg Seafoods Ltd., Natural Program Inc., and Garuda Gold Corporation is the Canadian dollar.

In these consolidated financial statements, assets and liabilities are translated into United States dollars at the rate of exchange in effect at the balance sheet date. Revenues and expenses are translated at the average rate of exchange for the reporting period. Translation gains and losses are recorded as a separate component of stockholders’ deficiency, and transaction gains and losses are reflected in determining net loss.

e)	Cash and cash equivalents

The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents.

f)	Accounts receivable

The Company carries its accounts receivable at cost less an allowance for doubtful accounts. On a periodic basis, the Company evaluates its accounts receivable and establishes an allowance for doubtful accounts, based on a history of past write-offs and collections and current credit conditions. The Company’s policy is not to accrue interest on overdue trade receivables.

g)	Advertising expenses

Advertising expenses consist primarily of costs incurred in the design, development, and printing of Company literature and marketing materials. The Company expenses all advertising expenditures as incurred. The Company incurred advertising expenses of $527,879 in the year ended June 30, 2006 (2005 - $252,789).

h)	Bad debts

The Company estimates bad debts utilizing the allowance method, based upon past experience and current market conditions. At June 30, 2006 the allowance for doubtful accounts was $nil (2005 - $nil).

i)	Marketable securities

Pursuant to Statement of Financial Accounting Standards (“SFAS”) No. 115, the Company’s investments in marketable securities are considered as available for sale.

Available for sale securities consist of debt and equity securities not classified as trading securities or as securities to be held to maturity. Unrealized holding gains and losses, net of tax, on securities available for sale are reported as a net amount in a separate component of other comprehensive income. When the investment is sold, the realized gain or loss is reported as other income or expense on the statement of operations.

Gains and losses on the sale of securities available for sale are determined using the specific identification method and are included in earnings.

Garuda Capital Corp.
Notes to the Consolidated Financial Statements
(Expressed in United States dollars)

2. SIGNIFICANT ACCOUNTING POLICIES (continued)

j)	Inventory

Inventories are stated at the lower of average cost or net realizable values on a first-in, first-out basis. The cost of finished goods includes the cost of raw material, direct and indirect labor, and other indirect manufacturing costs.

k)	Machinery and equipment

Machinery and equipment is carried at cost. Depreciation is provided using the straight line method over the assets’ estimated useful lives as follows:

Manufacturing equipment	15 years
Manufacturing tools	15 years
Furniture and fixtures	15 years
Computers	5 years
Leasehold improvements	Term of the lease

l)	Impairment of long-lived assets

The Company reviews long-lived assets, including amortizable intangible assets, for impairment whenever events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable. The Company performs undiscounted operating cash flow analyses to determine if an impairment exists. For purposes of recognition and measurement of an impairment for assets held for use, the Company groups assets and liabilities at the lowest level for which cash flows are separately identifiable. If impairment is determined to exist, any related impairment loss is calculated based on fair value of the related long-lived asset. Impairment losses on assets to be disposed of, if any, are based on the estimated proceeds to be received, less costs of disposal.

m)	Patents and trademarks

In the year ended June 30, 2002, the Company acquired rights to the patents and trademarks held by Hagensborg Foods, Ltd., its wholly-owned subsidiary. These patents are for a process used in food production.

Patents and trademarks are stated at cost. Amortization is provided using the straight-line method over the estimated useful lives of the assets, which is ten years.

n)	Leases

Leases are classified as capital or operating leases. Leases which transfer substantially all benefits and risks incidental to ownership of property are accounted for as capital leases. All other leases are accounted for as operating leases and the related lease payments are charged to expense as incurred.

o)	Cost of sales

Cost of sales consists of the purchase price of products sold, inbound and outbound shipping charges, packaging supplies and costs associated with revenues and marketplace business. Included in cost of sales for the year ended June 30, 2006 is manufacturing equipment depreciation expense of $33,211 (2005 -$34,090).

p)	Comprehensive income

Effective January 1, 1998, the Company adopted SFAS No. 130, “Reporting Comprehensive Income” (hereinafter “SFAS No. 130”), which was issued in June 1997. SFAS No. 130 establishes rules for the reporting and display of comprehensive income (loss) and its components. SFAS No. 130 requires foreign currency translation and unrealized gains and losses on the Company’s available for sale securities, which prior to adoption were reported separately in stockholders’ deficiency, to be included in comprehensive income (loss).

Garuda Capital Corp.
Notes to the Consolidated Financial Statements
(Expressed in United States dollars)

2. SIGNIFICANT ACCOUNTING POLICIES (continued)

q)	Earnings (loss) per share

On January 1, 1998, the Company adopted SFAS No. 128, which provides for calculation of “basic” and “diluted” earnings (loss) per share. Basic earnings (loss) per share includes no dilution and is computed by dividing net income (loss) available to common shareholders by the weighted average common shares outstanding for the period. Diluted earnings (loss) per share reflect the potential dilution of securities that could share in the earnings of an entity. Although there were dilutive securities outstanding at June 30, 2006 and 2005, they were not included in the calculation of diluted loss per share because they would have been considered anti-dilutive.

r)	Provision for taxes

Income taxes are provided based upon the liability method of accounting pursuant to SFAS No. 109 (hereinafter “SFAS No. 109”), “Accounting for Income Taxes”. Under this approach, deferred income taxes are recorded to reflect the tax consequences in future years of differences between the tax basis of assets and liabilities and their financial reporting amounts at each year-end. A valuation allowance is recorded against deferred tax assets if management does not believe the Company has met the “more likely than not” standard imposed by SFAS No. 109 to allow recognition of such an asset.

s)	Fair value of financial instruments

The Company’s financial instruments as defined by SFAS No. 107, “Disclosures about Fair Value of Financial Instruments,” include marketable securities, accounts receivable, bank indebtedness, accounts payable, bank loan, government loan and notes payable. All instruments are accounted for on a historical cost basis, which, due to the short maturity of these financial instruments, approximates fair value.

t)	Stock-based compensation

The Company accounts for stock issued for compensation to employees in accordance with Accounting Principles Board No. 25, “Accounting for Stock Issued to Employees” using the intrinsic value method. Under this standard, compensation cost is the difference between the fair market value of the underlying stock and the exercise price of the option on the grant date. In accordance with SFAS No. 123, “Accounting for Stock Based Compensation,” the Company discloses the pro forma effects on net loss and loss per share as if compensation had been measured using the “fair value based method” described therein.

u)	Reclassification

Certain amounts from prior periods have been reclassified to conform to the current period presentation. This reclassification has resulted in no changes to the Company’s accumulated deficit or net losses presented.

v)	Recent accounting pronouncements

In November 2004, the FASB issued SFAS No. 151, “Inventory Costs – an amendment of ARB No. 43, Chapter 4”, which is the result of the FASB’s project to reduce differences between U.S. and international accounting standards. SFAS No. 151 requires idle facility costs, abnormal freight, handling costs, and amounts of wasted materials (spoilage) be treated as current-period costs. Under this concept, if the costs associated with the actual level of spoilage or production defects are greater than the costs associated with the range of normal spoilage or effects, the difference would be charged to current-period expense, not included in inventory costs. SFAS No. 151 is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The adoption of SFAS No. 151 did not have a material impact on the Company’s consolidated financial statements.

In December 2004, the FASB issued SFAS No. 123(R), “Accounting for Stock-Based Compensation”. SFAS 123(R) establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. This Statement focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. SFAS 123(R) requires that the fair value of such equity instruments be recognized as expense in the historical financial statements as services are performed. Prior to SFAS 123(R), only certain pro-forma disclosures of fair value were required. SFAS 123(R) shall be effective for the Company as of the beginning of the first annual reporting period that begins after December 15, 2005. The adoption of this new accounting pronouncement may have a material impact on the Company’s consolidated financial statements.

Garuda Capital Corp.
Notes to the Consolidated Financial Statements
(Expressed in United States dollars)

 2. SIGNIFICANT ACCOUNTING POLICIES (continued)

Recent accounting pronouncements (continued)

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections, a replacement of AFB Opinion No. 20 and FASB Statement No. 3”. SFAS 154 requires retrospective application to prior periods’ financial statements for changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. SFAS 154 also requires that retrospective application of a change in accounting principle be limited to the direct effects of the change. Indirect effects of a change in accounting principle, such as a change in non-discretionary profit-sharing payments resulting from an accounting change, should be recognized in the period of the accounting change. SFAS 154 also requires that a change in depreciation, amortization, or depletion method for long-lived, non-financial assets be accounted for as a change in accounting estimate effected by a change in accounting principle. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. Early adoption is permitted for accounting changes and corrections of errors made in fiscal years beginning after the date this Statement is issued. The adoptions of this new accounting pronouncement did not have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

The FASB has also issued SFAS No. 155 “Accounting for Certain Hybrid Financial Instruments” and SFAS No. 156 “Accounting for Servicing of Financial Assets”, but they will not have any impact on the Company’s operations or financial position.

3. MARKETABLE SECURITIES

At June 30, 2006, the Company did not own any securities classified as available for sale. At June 30, 2005, the Company owned securities classified as available for sale with a market value of $291,315. The unrealized loss for the securities on hand at June 30, 2006 was $nil (2005 - $88,277). The Company disposed of securities during the year ended June 30, 2006 and realized a gain of $6,942 (2005 - $32,808), and an unrealized gain in comprehensive income of $88,277.

4. INVENTORY

The components of inventory at June 30, 2006 and 2005 are as follows:

	2006	2005
	$	$

Packaging supplies	158,124	166,167
Finished goods	99,593	83,897
Raw materials	44,857	37,666
Other supplies	147	464
	302,721	288,194

As at June 30, 2006, a total of $43,537 (2005 - $28,425) of overhead allocation was capitalized in inventory.

During the year ended June 30, 2006, the Company recognized $56,968 (2005 - $30,407) as a charge for obsolete inventory.

Garuda Capital Corp.
Notes to the Consolidated Financial Statements
(Expressed in United States dollars)

5. MACHINERY AND EQUIPMENT

The following is a summary of machinery and equipment and accumulated depreciation:

	2006	2005
	$	$

Manufacturing equipment	560,059	491,825
Manufacturing tools	61,571	55,607
Furniture and fixtures	60,364	53,317
Leasehold improvements	136,084	122,904
Computers	111,126	98,294
Total assets	929,204	821,947
Less accumulated depreciation	(683,359)	(576,007)
Total	245,845	245,940

Included in machinery and equipment is manufacturing equipment under capital leases with a cost of $nil (2005 - $12,278) and net book value of $nil (2005 - $9,870).

Depreciation expense for the year ended June 30, 2006 was $42,304 (2005 - $52,101), of which $33,211 (2005 -$40,925) is manufacturing equipment depreciation included in cost of sales.

6. PATENTS AND TRADEMARKS

The following is a summary of patents and trademarks and accumulated amortization:

	2006	2005
	$	$

Patents and trademarks	35,091	46,219
Less accumulated amortization	(35,091)	(27,644)
	-	18,575

Amortization expense for the year ended June 30, 2006 was $7,302 (2005 - $3,371), and an impairment of $15,474 was recognized during the year ended June 30, 2006 (2005 - $nil).

7. INCOME TAXES

The Company is subject to United States federal and state income taxes at an approximate rate of 35%. The reconciliation of the provision (recovery) for income taxes at the United States federal statutory rate compared to the Company’s income tax expense is as follows:

	2006	2005
	$	$

Net Loss before taxes	2,050,564	1,959,588
Less: permanent differences	(85,091)	(429,302)
	1,965,473	1,530,286
Expected statutory rate	35.00%	35.00%

Tax recovery at U.S. statutory rates	687,916	535,600
Less: Tax on expired loss	(178,231)	(163,887)

	509,685	371,713
Change in valuation allowance	(434,000)	(381,000)
Difference in tax rates	(55,548)	(9,205)
Other	(18,508)	26,403
Income tax recovery (expense)	1,629	7,912

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The Company has recognized a valuation allowance for those deferred tax assets for which it is not more likely than not that realization will occur.

Garuda Capital Corp.
Notes to the Consolidated Financial Statements
(Expressed in United States dollars)

7. INCOME TAXES (continued)

Significant components of the Company’s deferred tax assets as of June 30 are as follows:

	2006	2005
	$	$

US net operating loss carryforwards	746,000	495,000
Canadian non-capital losses	1,205,000	1,039,000
Temporary differences	27,000	10,000
Total deferred tax assets	1,978,000	1,544,000
Valuation allowance	(1,978,000)	(1,544,000)
Net deferred tax assets	—	—

The Company has Canadian non-capital losses of approximately CAD $3,886,000 expiring through June 2026 and US net operating losses of approximately $2,133,000 expiring through June 2026.

2007	CAD$	112,000
2008	CAD$	93,000
2009	CAD$	221,000
2010	CAD$	721,000
2014	CAD$	647,000
2015	CAD$	898,000
2026	CAD$	1,194,000

Losses for US tax purposes expire as follows:

2021	231,000
2022	89,000
2023	230,000
2024	217,000
2025	649,000
2026	717,000

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

8. BANK INDEBTEDNESS AND BANK LOANS

Demand loan

The Company has a demand loan facility from a bank in the amount of $200,000. Outstanding advances bear interest at prime plus 3.25% per annum. At June 30, 2006 the Company had an outstanding balance of $125,000 (2005 - $185,000). The loan is payable on demand by the bank and is collateralized by a charge on all present and future property of Hagensborg Foods Ltd. Pursuant to the Company’s loan agreement, the Company’s ratio of current assets to current liabilities cannot exceed 1.2 to 1.0. At June 30, 2006 and 2005, the Company was in violation of this condition. At June 30, 2006 and 2005, the Company was also in violation of a second covenant whereby the Company’s ratio of debt to tangible net worth may not exceed 3.0 to 1.0. The bank had waived any action until January 31, 2007 and has not taken any action to date.

Overdraft

The Company has a bank overdraft facility in the amount of $100,000. Outstanding advances bear interest at prime plus 3.25% per annum, payable monthly. At June 30, 2006 the Company had an outstanding balance of $96,258 (2005 -$94,754) on this overdraft facility. The facility is personally guaranteed by a shareholder of the Company and all present and future property of Hagensborg Foods Ltd.

Garuda Capital Corp.
Notes to the Consolidated Financial Statements
(Expressed in United States dollars)

9. GOVERNMENT LOAN

In 2003 and 2004 the Company received monies totaling Cdn$16,608 from the Canadian Department of Foreign Affairs and International Trade under a government sponsored program to fund costs incurred by the Company on eligible activities. Repayment of the funds would only commence if the Company earned annual sales outside of Canada in excess of Cdn$2,440,000.

Because the Company has been unable to generate the minimum level of sales revenue outside of Canada, there are no requirements to repay any of these monies during the year ending June 30, 2006.

10. STOCK OPTIONS

June 30, 2005
On January 10, 2005, the Company entered into an employment agreement whereby it agreed to issue stock options to purchase up to 250,000 common shares at a price of $0.10 per share, exercisable to January 10, 2010, which options would vest 16% 90 days after the date of granting and 14% every three months thereafter. As of June 30, 2006, 145,000 options had vested.

On April 29, 2005, Garuda filed with the SEC a Form S-8 registering 4,000,000 common shares to be issued to employees and consultants pursuant to Garuda’s April 2005 Non-Qualified Stock Compensation Plan approved by the Board on April 26, 2005. As of June 30, 2005, 3,007,000 shares have been issued under the plan. During the fiscal year ended June 30, 2006, 993,000 shares are issued under this plan. As of June 30, 2006, 4,000,000 shares have been issued under the plan.

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

June 30, 2006
On January 19, 2006, the Company’s board of directors approved the Company’s 2006 Non-Qualified Stock Compensation Plan, which authorized a maximum of 5,000,000 shares of common stock that could be issued to employees and consultants of the Company and its subsidiaries (the “2006 Stock Compensation Plan”).

On February 9, 2006, Garuda filed with the SEC a Registration Statement on Form S-8 registering 5,000,000 common shares issuable to employees and consultants pursuant to Garuda’s 2006 Non-Qualified Stock Compensation Plan approved by the Board on January 19, 2006. As of June 30, 2006, 4,990,000 shares had been issued under the plan.

During the year ended June 30, 2006, the Company granted 3,500,000 stock options at the exercise price of $0.10 per share to employees and consultants. At June 30, 2006, 4,500,000 stock options were available for future grant under the 2005 Stock Option Plan and 105,000 stock options were available for grant (subject to vesting requirements) pursuant to an employment agreement.

			Options outstanding
				Weighted
	Shares	Number	Price	average	Weighted
	available	of	per	exercise	average
	for grant	shares	share	price	remaining
	#	#	$	$	life

Balance, June 30, 2004	1,600,000	400,000	0.15	0.15	3.70 years
Options vested and granted		40,000	0.10	0.10
Options forfeited		(400,000)	0.15	0.15
Balance June 30, 2005	8,210,000	40,000	0.10	0.10	4.53 years
Options vested and granted		3,605,000	0.10	0.10	1.71 years
Balance June 30, 2006	4,605,000	3,645,000	0.10	0.10	1.73 years

Garuda Capital Corp.
Notes to the Consolidated Financial Statements
(Expressed in United States dollars)

10. STOCK OPTIONS (cont’d.)

The Company applies APB Opinion No. 25 in accounting for options and, accordingly, recognized no compensation cost for its stock options vested and granted in the years ended June 30, 2006 and 2005. The following reflects the Company’s pro forma net loss and net loss per share as if the Company had determined compensation costs based upon fair market values of options vested at the grant date, as well as the related disclosures required by SFAS 148:

	2006	2005
	$	$

Net loss as reported	(2,052,193)	(1,967,500)
Add: stock-based compensation expense included in reported net loss	35,000	-
Deduct: Total stock-based compensation expense determined under the fair value	(226,796)	(5,200)
based method
Pro forma net loss	(2,243,989)	(1,972,700)

Pro forma net loss per share, basic and diluted	(0.06)	(0.16)

The fair value of the options granted was estimated using the Black-Scholes Option Valuation Model. The following assumptions were made to value the stock options:

	2006	2005
Risk-free interest rate	4%	3.68%
Expected life	1.82 years	4.8 years
Expected volatility	109%	107%
Dividend yields	nil	nil

The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options, which have no vesting restrictions and are fully transferable. The weighted average fair value of stock options under employer stock option plans granted during the year was $226,796 [2005 -$5,200].

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

Garuda Capital Corp.
Notes to the Consolidated Financial Statements
(Expressed in United States dollars)

11. COMMON STOCK

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

June 30, 2005:

The Company issued 8,362,000 shares of common stock to employees and consultants of the Company for services and compensation rendered: 1,555,000 shares at $0.02 per share, 3,780,000 shares at $0.10 per share, 3,000,000 shares at $0.12 per share, and 27,000 shares at $0.15 per share. A total of $147,500 was recorded in general and administrative expense related to these share issuances.

The Company issued 11,170,044 “units” for a fair market value of $0.10 per unit to settle outstanding notes payable to related parties. Each unit consists of one share of common stock and one half warrant, with each warrant to purchase one share of common stock at an exercise price of $0.20 per share. The warrants are exercisable for a period of two years from issuance. A value of $446,802 was recorded as a loss on extinguishment of debt using the Black Scholes Option Pricing Model for the issue of the warrants.

The Company issued 8,750,000 of the aforementioned units for cash of $875,000.

June 30, 2006:

The Company issued a total of 4,010,000 shares of common stock for compensation valued at $384,600.

The Company issued 609,165 shares of common stock to one of the shareholders for the consideration of interest of $65,506 owed to the shareholder to September 30, 2005.

The Company issued a total of 4,273,000 shares of common stock for services valued at $400,980.

The Company issued 7,275,000 shares of common stock and 5,037,500 warrants pursuant to private placements for cash proceeds of $475,410.

The Company issued 1,890,000 shares of common stock to settle debt of $106,350. A loss on extinguishment of debt of $33,850 was recognized. A total of 945,000 warrants were also issued, and $62,200 was recognized as loss on extinguishment of debt.

On June 29, 2006, the Company received $70,000 for the issuance of 1,000,000 shares of common stock and 500,000 warrants. The warrants are exercisable at $0.20 per share on or before June 29, 2008. The shares were issued subsequently. Refer to Note 17.

Garuda Capital Corp.
Notes to the Consolidated Financial Statements
(Expressed in United States dollars)

11. COMMON STOCK (continued)

[c]	Warrants

As at June 30, 2006, the Company had issued 16,617,522 warrants that had not been exercised. The outstanding warrants expire as follows:

No. of	Exercise	Expiry
warrants	Price	date

8,210,022	$0.20	March 2007
1,750,000	$0.20	June 2007
87,500	$0.20	August 2007
895,000	$0.10	January 2008
2,675,000	$0.20	March 2008
1,150,000	$0.10	June 2008
1,850,000	$0.10	June 2008

16,617,522

During the year ended June 30, 2006 945,000 (2005 – 5,585,022) warrants were issued to settle outstanding debt the Company owed. A loss on extinguishment of debt of $96,050 (2005 - $446,802) was recognized in the current year loss.

The remaining value of the warrants has been included in additional paid-in capital.

During the year ended June 30, 2006, there were 500,000 warrants (2005 - 4,302,000 warrants) with an exercise price of $0.20 per share (2005 - $0.70 per share) that expired without being exercised.

12. RELATED PARTY TRANSACTIONS

The Company is indebted to certain shareholders as follows:

	2006	2005
	$	$
Shareholder convertible note bearing interest at
1% per month due June 30, 2006	—	100,000
Shareholder notes bearing interest at 10%,
no specific due dates, collateralized by all
personal property of HFL and GGC	42,500	54,670
Shareholder note bearing interest at 15%,
no specific due dates, unsecured (Note 17 (b))	223,394	260,056
Advances from shareholders, unsecured,
bearing interest at 10% with no specific due dates	11,462	109,832
	277,356	524,558

Garuda Capital Corp.
Notes to the Consolidated Financial Statements
(Expressed in United States dollars)

12. RELATED PARTY TRANSACTIONS (Continued)

[a]

During the year ended June 30, 2006, the holder of the convertible note invested all of the value of the note into units at a value of $0.10 per unit. Each unit consists of one share of common stock of the Company and one half warrant, with each warrant to acquire an additional share of common stock at an exercise price of $0.20 per share.

[b]	Total interest expense on the related party loans totaled $44,858 (2005 - $108,565) and is included in interest expense.

[c]	During the year the Company entered into the following related party transactions in the normal course of business which were recorded at exchange amount:

During the year ended June 30, 2006, the Company incurred $120,000 [2005 - $72,000] in management fees to the President of the Company, of which $90,000 was settled by the issuance of 900,000 shares of common stock, and $30,000 paid in cash. The Company also issued 790,000 shares of common stock at a price of $0.08 per share, and issued 395,000 warrants to the President of the Company for extinguishment of debt totaling $86,900 [2005 - $56,000]. During the year ended June 30, 2006, the Company issued $nil [2005 - $34,000] in common stock to two directors of the Company for their services.

During the year ended June 30, 2006, the Company issued $65,506 [2005 - $nil] in common stock to a former director of the company for interest accrued on a shareholder loan.

During the year ended June 30, 2006, the Company issued the following to the President of Hagensborg Foods Ltd.: 1,000,000 shares of common stock at a price of $0.065 per share, and 500,000 warrants, for cash totaling $65,000; 1,360,000 shares of common stock at a price of $0.10 per share for compensation; and 500,000 shares of common stock at a price of $0.05 per share for compensation. Additional compensation of $38,600 was charged for these transactions, to reflect the fair value of the stock price on the date of the transaction.

During the year ended June 30, 2006, the Company issued 1,000,000 shares of common stock at a price of $0.05 per share, and 500,000 warrants, to the President of the Company. Additional compensation of $20,000 was charged for this transaction, to reflect the fair value of the stock price on the date of the transaction.

[d]

During the year ended June 30, 2005, the Company issued 11,170,044 shares of common stock at $0.10 per share and 5,585,022 warrants to settle outstanding notes payable to related parties. A loss on extinguishment of debt totaling $446,802 was recognized.

13. CONTRA EQUITY

During the year the Company issued common stock for services [see note 11[b]], some of which services will be rendered to the Company subsequent to year end. The value of the services to be rendered subsequent to June 30, 2006 totaled $60,470 (2005 - $418,667).

Garuda Capital Corp.
Notes to the Consolidated Financial Statements
(Expressed in United States dollars)

14. SEGMENT INFORMATION

The Company has adopted Statement of Financial Accounting Standards No. 131, “Disclosures about Segments of an Enterprise and Related Information,” (hereinafter “SFAS No. 131”). SFAS No. 131 establishs standards for reporting information about operating segments in annual financial statements and requires selected information about operating segments in interim financial reports issued to stockholders. It also established standards for related disclosures about products and services and geographic areas. Operating segments are defined as components of an enterprise about which separate financial information is available, evaluated regularly by the chief operating decision makers, or a decision making group, in deciding how to allocate resources and in assessing performance for the company. The Company’s segments are defined by product line.

Revenue from external customers, by location of customer, is as follows:

	Canada	U.S.	Total
	$	$	$

2006	433,498	335,365	768,863
2005	281,057	420,580	701,637

The Company has substantially all its assets in Canada and its current and planned future operations are, and will be, located in Canada.

The following table reflects certain information for the Company’s segments:

	Hagensborg	Hagensborg	Natural	Corporate
	Foods Ltd.	Seafoods Ltd.	Program Inc.	and Eliminations	Total
	$	$	$	$	$
2006
Revenues	586,325	97,703	84,813	22	768,863
Gross profit (loss)	(218,499)	45,692	(9,783)	22	(182,567)
Depreciation and amortization	40,844	—	6,265	2,497	49,606
Other income(expense)	44,815	—	—	(42,505)	2,310
Net loss	(1,183,847)	(20,033)	(49,868)	(798,445)	(2,052,193)
Segment assets	567,464	48,428	39,233	10,645	665,770

2005
Revenues	444,915	193,999	62,790	(67)	701,637
Gross profit (loss)	(144,392)	61,790	(23,017)	(67)	(105,969)
Depreciation and amortization	49,763	—	4,145	1,564	55,472
Other income(expense)	—	—	—	(85,329)	(85,329)
Net loss	(812,645)	(13,598)	(65,709)	(1,075,548)	(1,967,500)
Segment assets	546,250	57,399	46,446	304,492	954,588

15. MAJOR CUSTOMERS

During the year ended June 30, 2006, the Company recognized revenue from unrelated entities which individually comprised greater than 10% of total revenues. Revenue recognized from these four entities was 47% in 2006 [2005 -36%]. These revenues were recorded with the segment of Hagensborg Foods Ltd.

Major customers accounted for 30% of total receivables at June 30, 2006 [2005 - 40%].

Garuda Capital Corp.
Notes to the Consolidated Financial Statements
(Expressed in United States dollars)

16. COMMITMENTS AND CONTINGENCIES

[a]

Rent expense for the year ended June 30, 2006 was $179,874 (2005 - $164,290). During the year ended June 30, 2006, the Company allocated $110,671 (2005 - $95,949) to inventory and cost of goods sold, leaving a net rent expense of $69,203 (2005 - $68,341).

The Company leases premises under agreements that expire in 2007. Base annual lease payments are $131,300 (2005 - $131,300).

[b]

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

On April 4, 2006, the Company announced that its wholly-owned subsidiary, Garuda Minerals Inc. had elected not to exercise its option to joint venture the mining prospects in Ghana.

[c]

During the year ended June 30, 2005, Garuda Gold Corporation, a wholly-owned subsidiary, entered into a Letter of Intent to earn the exclusive right and option to acquire a 65% right and interest in and to the Mining Rights to mine a hard rock vein system in an area in Prestia, Ghana.

In order to have the option exercised, Garuda Gold Corporation must on or before May 17, 2006, incur direct or indirect expenses totaling $300,000 on a program of work in respect of this particular mining rights. No expenses have been incurred on these mineral rights to date.

On April 4, 2006, the Company announced that its wholly-owned subsidiary, Garuda Gold Corporation had elected not to exercise its option to joint venture the mining prospects in Ghana.

[d]

On April 12, 2006, Leone International Marketing Inc. (the “Claimant”) filed a claim in the Supreme Court of British Columbia against the Company’s wholly-owned subsidiary, Hagensborg Foods Ltd. (“HFL”) claiming that HFL’s use of the name “Leone” to sell its chocolates infringes its trademark rights, causing damages. The Claimant is seeking:

An injunction restraining HFL from using the name “Leone” and the stylized lion logo to sell its products and services;
Damages for trademark infringement;
An accounting of HFL’s profits; and
Costs and interest.

HFL intends to defend the claim. The Company believes it has a strong chance of success of defending the claim. No court date has yet been set and the upper estimate of damages the Company could incur is approximately $20,000 CAD.

[e]

On June 27, 2006, the Company’s wholly-owned subsidiary, Garuda Exploration Inc., under its former name, Garuda Ventures Canada Inc., entered into a Letter of Intent with Xemplar Energy Corp. (“Xemplar”), to acquire a 70% interest in the Corhill uranium- gold-platinum property located in the Northwest Territories. The Corhill property is comprised of 18 mineral claims and covers 30,628 acres. The agreement provides for Garuda Minerals Canada Inc. to make a cash payment of Cdn$50,000, issue 2,000,000 restricted shares of common stock of the Company and incur expenditures of Cdn$1,500,000 over 3 years. The property is subject to a 2% net smelter return royalty. On July 7, 2006, Garuda Minerals Canada Inc. entered into an option agreement with Xemplar to formalize the above terms.

Garuda Capital Corp.
Notes to the Consolidated Financial Statements
(Expressed in United States dollars)

16. COMMITMENTS AND CONTINGENCIES (Continued)

[f] Future minimum payments and the obligations due under the capital leases are as follows:

	2006	2005
	$	$

2006	-	2,375
Current portion	-	(2,375)
	-	-

17. SUBSEQUENT EVENTS

[a]

On July 7, 2006, the Company issued 1,000,000 shares of common stock and issued 500,000 warrants for proceeds of $70,000 (received prior to year end). The warrants are exercisable at $0.20 per share on or before June 29, 2008.

[b]	On July 12, 2006, the Company issued 2,792,423 shares of common stock at a price of $0.08 per share for settlement of debt to a shareholder totaling $223,394 [see note 12].

	June 30,	June 30,
	2006	2005
	$	$

Interest paid	77,448	143,690

18. SUPPLEMENTARY CASH FLOW INFORMATION

19. OTHER INCOME

	June 30,	June 30,
	2006	2005
	$	$

Proceeds on settlement of lawsuit	21,472	—
Gain on write off of accounts payable	36,728	23,043
Other	1,830	(5,149)

	60,030	17,894

Item 8. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

On July 11, 2005, Williams & Webster, P.S. (“Williams”) informed us that it would no longer represent Garuda as our accountants, effective immediately. Williams last reported on our financial statements as of October 14, 2004. Our financial statements for the year ended June 30, 2004, as audited by Williams, included an independent auditor's report containing an explanatory paragraph describing substantial doubt as to Garuda’s ability to continue as a going concern. During our most recent fiscal year and the subsequent interim period through July 11, 2005, there were no disagreements with Williams on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which, if not resolved, to Williams's satisfaction, would have caused it to make reference to the subject matter of the disagreement in connection with its report.

On August 8, 2005, we engaged Ernst & Young LLP, Chartered Accountants to serve as our independent public accounting firm.

Item 8A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of June 30, 2006, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures. We are responsible for establishing and maintaining adequate internal controls and procedures for the financial reporting of Garuda. Disclosure controls and procedures are the controls and other procedures that we designed to ensure that we record, process, summarize and report in a timely manner the information we must disclose in reports that we file with or submit to the SEC. Our Chief Executive Officer and Chief Financial Officer participated in this evaluation. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of the date of his evaluation, our disclosure controls and procedures were ineffective. Our CEO and CFO intend, during the recent quarter, to revise and improve our controls and procedures to increase our effectiveness. We will more effectively evaluate the internal controls on a regular base to ensure that we are in compliance with our policies. On June 13, 2006, we hired an independent accounting firm experienced in GAAP to produce and review our financial statements. We believe that it will address our weakness in internal controls over financial reporting.

We also plan to take several steps to further improve our internal controls and procedures:

  To segregate accounting and financial reporting duties;

  To design a more effective internal control and procedure over financial reporting regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP;

  To evaluate the effectiveness of its improved disclosure controls and procedures as required by Section 404 of the Sarbanes-Oxley Act of 2003;

  To formalize a written procedure with respect to disclosure controls to remediate its current weakness.

There have been no changes in our internal control over financial reporting that occurred during our fourth fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 8B. Other Information.

None.

PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.

(a)	The following table sets forth the name, age, and position of the executive officers and directors of Garuda as of October 6, 2006.

Name and Age	Position(s) Held (1)	Principal Occupation(s) During Past 5 Years	Other Directorships Held by Director
C. Robin Relph, 57	Director, President, CFO, CEO from April 2002	President of Garuda
from May 2002
Director of Hagensborg
Food Corporation
from 1998 to
March 2003, Also for
the past five years, Mr.
Relph has been the
managing director of
Buckingham Securities
Ltd., an investment
company in London,
UK
Buckingham Exploration Inc., a Nevada company
Jurgen Wolf, 70	Director from October 2002 Director of Hagensborg Foods Ltd. from 1999	President of US Oil and Gas Resources Inc. (TSX: USR) from 1999 to April 25, 2005 Director of Odyssey Exploration Inc. (TSX-V: ODE) from April 25, 2005 to present	Tasty Fries (OTC BB: TFRY), Shoreman Resources (TSX: SMH), August Energy Corp. (PK: OENC) Odyssey Exploration Inc. (TSX-V: ODE)

(1)

Hagensborg Foods Ltd, Natural Program Inc., Natural Program Ltd., Garuda Gold Corporation, Garuda Exploration Inc., Garuda Minerals and Hagensborg Seafoods Limited, are all wholly-owned subsidiaries of Garuda.

Significant Employees

There are no individuals other than our executive officers who are expected to make a significant contribution to the business.

Family Relationships

There are no family relationships among directors, executive officers, or persons nominated or chosen by Garuda to become directors or executive officers.

Legal Proceedings

There are no proceedings in which any of our directors, officers or affiliates, or any registered or beneficial shareholders are an adverse party or have a material interest adverse to us. However, on April 12, 2006, Leone International Marketing Inc. filed a claim in the Supreme Court of British Columbia against Garuda’s wholly owned subsidiary, Hagensborg Foods Ltd. claiming that Hagensborg’s use of the name “Leone” to sell its chocolates infringes its trademark rights, causing damages. The detail information is referred to Item 3 Legal Proceedings on page 25.

Board of Directors and Its Committees

The Board of Directors met in person or via telephone regularly during Garuda’s fiscal year ended June 30, 2006. Each member of the Board of Directors attended at least 75% of the meetings. The Board of Directors currently does not have a nominating committee or a compensation committee.

The Board of Directors of Garuda has an audit committee that is currently composed of two members, Jurgen Wolf and C. Robin Relph. The audit committee met two times during the past fiscal year. The audit committee is responsible for the selection and retention of independent auditors, audit reports and management recommendations made by Garuda’s independent auditors. Garuda’s Board of Directors has determined that each audit committee member has sufficient knowledge in financial and accounting matters to serve on the committee and that each member is an “audit committee financial expert” as defined by the rules of the Securities and Exchange Commission (the “SEC”). The Board of Directors has not adopted a written charter for the audit committee.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended (“Section 16”), requires that reports of beneficial ownership of capital stock and changes in such ownership be filed with the SEC by Section 16 “reporting persons”, including directors, certain officers, and holders of more than 10% of the outstanding common shares. We are required to disclose in this Report each reporting person whom we know to have failed to file any required reports under Section 16 on a timely basis during the fiscal year ended June 30, 2006.

To our knowledge, based solely on a review of copies of Forms 3, 4 and 5 furnished to us and written representations that no other reports were required, during the fiscal year ended June 30, 2006, our officers, directors and 10% shareholders complied with all Section 16 filing requirements applicable to them, except that some of the Form 4s were filed late.

Item 10. Executive Compensation.

The following table sets forth compensation awarded to, earned by or paid to our Chief Executive Officer (CEO), and to other persons serving as executive officers as of June 30, 2006, whose salary and bonus for such year exceeded $100,000 (collectively, the “Named Executive Officers”) for the last three completed fiscal years.

	Annual Compensation				Long Term Compensation			All other compens ation $
	Summary Annual Compensation				Awards		Payouts
Name and principal position	Year	Salary $	Bonus $	Other Annual Compensa tion $	Restricted Stock Award(s) $	Securities Underlying Options/SARs (#)	LTIP Payouts $
C. Robin Relph President and CEO	2006	120,000 (1) (2)	Nil	Nil	Nil	1,200,000	Nil	Nil
	2005	72,000(1)	Nil	Nil	56,000	Nil	Nil	Nil
	2004	72,000(1)	Nil	18,000	Nil	Nil	Nil	Nil

(1)	Represents consulting fees paid to Mr. Relph as President.

(2)

During the year ended June 30, 2006, Garuda incurred $120,000 in consulting fees to the President of Garuda, of which $90,000 was settled by the issuance of 900,000 shares of common stock, and $30,000 paid in cash.

(3)	1,200,000 options were granted to Robin Relph as incentives related to the provision of services to us pursuant to 2005 Incentive Stock Option Plan registered on Form S-8 on February 9, 2006.

Employment Agreements

We have no written employment agreements with executive officers at this time. Consulting fees in the amount of $120,000 this year were paid to C. Robin Relph, President during the last fiscal year.

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

Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth certain information concerning the number of shares of our common stock owned beneficially as of June 30, 2006 by: (i) each of our directors; (ii) each of our named executive officers; and (iii) each person or group is known by us to beneficially own more than 5% of our outstanding shares of common stock. Unless otherwise indicated, the shareholders listed possess sole voting and investment power with respect to the shares shown to our knowledge.

Name, position & address of beneficial owner	Number of Shares of Common Stock (1)	Percentage of Common Stock (2)
C. Robin Relph, Director President, CEO, CFO 5 Nebuck House Olde Towne at Sandyport West Bay Street, Nassau, Bahamas	12,033,196 (3)	21.4%
Jurgen Wolf, Director 103 – 1285 – 17th Avenue Surrey, BC, V4A 1T8 Canada	1,760,000 (4)	3.3%
Directors and Officers as a Group	13,793,196	24.1%

(1)	The number and percentage of shares beneficially owned is determined under rules of the SEC and the information is not necessarily indicative of beneficial ownership for any other purpose.

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

(2)	Based on 52,712,784 issued and outstanding shares of common stock as of June 30, 2006.

(3)	Includes:

	a.	5,733,574 shares held directly, 1,845,000 shares issuable upon exercise of warrants, and 1,200,000 shares issuable upon exercise of options;

b.

in the name of Buckingham Securities Ltd., of which Mr. Relph is a managing director and 60% shareholder, 935,200 shares and 250,000 shares issuable to Buckingham Securities Ltd. upon exercise of warrants;

	c.	86,000 shares in the name of Hagensborg Foods Corp., a company of which Mr. Relph owns 13% of the outstanding and issued shares and is a director;

	d.	582,258 shares in the name of Garuda Ventures Ltd., of which Mr. Relph is a director and of which Mr. Relph disclaims any beneficial ownership;

e.

192,000 shares and 300,000 shares issuable upon exercise of warrants in the name of Rigpa Foundation, of which Mr. Relph is the Chair of the Board of Trustees and of which Mr. Relph disclaims any beneficial ownership; and

	f.	300,000 shares in the name of Zambala Ventures Ltd., of which Mr. Relph is a director and of which Mr. Relph disclaims any beneficial ownership.

	g.	609,164 shares in the name of MB Internet Services Inc., of which Mr. Relph is a director and of which Mr. Relph disclaims any beneficial ownership.

(4)	Includes:

	a.	910,000 shares held directly, 250,000 shares issuable upon exercise of warrants, and 600,000 shares issuable upon exercise of options;

Item 12. Certain Relationships and Related Transactions.

During the fiscal year ended June 30, 2006, we entered into the following transactions in which certain of our officers or directors have a direct or indirect material interest.

During the year ended June 30, 2006 MB Internet Services Inc., a company controlled by Arnold Armstrong, a former director of Garuda, and a company of which our President Robin Relph is a director, agreed to accept 609,165 common shares of our stock as payment of $65,506 for interest accrued in full satisfaction of US$60,917.37 of principal and interest owed as of September 30, 2005.

On January 4, 2006,we entered into a subscription agreement with our President, Robin Relph, whereby Mr. Relph purchased 790,000 units at a price of $0.08 per unit by converting debt owed to him. Each unit consisted of one common share and one half warrant, with each warrant carrying the right to purchase one common share at a price of $0.10 for a period of 2 years.

On February 16, 2006, we issued stock options to our directors as follows:

  1,200,000 options to our President, Robin Relph, vesting date February 16, 2006, exercise price $0.10 and expiration date February 15, 2008
  600,000 to a director of Garuda, Jurgen Wolf, vesting date February 16, 2006, exercise price $0.10 and expiration date February 15, 2008

On February 16, 2005, we agreed to issue 900,000 shares of our common stock to Robin Relph as compensation for services and unpaid salary to owing as of February 16, 2006 and as future compensation for services to March 31, 2006.

On June 7, 2006, we sold 1,000,000 units to our President, Robin Relph at a price of $0.05 per unit, for total proceeds of $50,000. Each unit consisted of one common share and one half warrant, with each warrant carrying the right to purchase one common share for $0.10 per share for a period of two years.

During the year ended June 30, 2006, we issued 360,000 shares of our common stock with a deemed value of $0.10 per share and 500,000 shares of our common stock with a deemed value of $0.05 per share as compensation for services performed by Shelley Miller up to April 30, 2006. The issuance of 500,000 common stock was pursuant to an agreement with Fadelle Ventures Ltd. (“Fadelle”), a company owned entirely by Shelley Miller, the President of our wholly-owned subsidiary, Hagensborg Foods Ltd. The issuance of 360,000 common stock was to Shelley Miller as compensation based on our Form S-8. We also agreed to compensate Fadelle a further $4,000 by paying this amount to a third party on Fadelle's behalf.

Item 13. Exhibits.

Exhibits

10.1	Design Agreement between Hagensborg and Turner Duckworth dated March 16, 2005 (incorporated by reference as exhibit 10.1 to our Quarterly Report on Form 10-QSB filed on May 12, 2005)

10.2	Agreement between Garuda Minerals, Newhaven and Aquarian dated May 18, 2005 (incorporated by reference as exhibit 10.1 to our Report on Form 8-K filed on May 25, 2005)

10.3	Agreement between Garuda Gold, Newhaven and Aquarian dated May 18, 2005 (incorporated by reference as exhibit 10.2 to our Report on Form 8-K filed on May 25, 2005)

10.4	Agreement between Garuda and Newhaven dated May 6, 2005 (incorporated by reference as exhibit 10.3 to our Report on Form 8-K filed on May 25, 2005)

10.5	Agreement between Garuda Ventures Canada Inc. (now Garuda Exploration Inc.) and Xemplar Energy Corp. dated June 26, 2006

21	Subsidiaries of the Registrant

Name	State of Incorporation

Hagensborg Foods Ltd.	British Columbia
Hagensborg Seafoods Ltd.	British Columbia
Natural Program Inc.	Nevada
Natural Program Ltd.	British Columbia
Garuda Exploration Inc.	British Columbia
Garuda Gold Corporation	British Columbia
Garuda Minerals Inc.	Nevada

31.1	Certification of the Chief Executive Officer and the Chief Financial Officer Pursuant to Rule 13a-14 or 15d-14 of the Exchange Act pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the Chief Executive Officer and the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002

Item 14. Principal Accountant Fees and Services.

Audit and Non-Audit Fees

The following table represents approximate fees for the professional audit services and fees billed for other services rendered by our current auditors, Ernst & Young, LLP for the audit of our annual financial statements for the year ended June 30, 2006 and 2005 and any other fees billed for other services rendered by Ernst & Young LLP during that period.

Ernst & Young LLP
	Year Ended June 30, 2006	Year Ended June 30, 2005
Audit fees	$44,800	$82,500
Audit-related fees	$ 0	$ 8,500
Tax fees	0	0
All other fees	0	0
Total	$44,800	$91,000

Since 2004, our Board of Directors, performing the duties of the Audit Committee, reviews all audit and non-audit related fees at least annually. The Board of Directors as the Audit Committee pre-approved all audit related services in Fiscal 2006.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

GARUDA CAPITAL CORP.

By: /s/ C. Robin Relph

Date: November 14, 2006	C. Robin Relph,
President, Chief Executive
Officer, Chief Financial Officer,
Director,
Principal Accounting Officer

Pursuant to the requirements of the Exchange Act this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ C. Robin Relph	President, Chief Executive	November 14, 2006
C. Robin Relph	Officer, Chief Financial
Officer,
Director and Principal
Accounting
Officer

/s/ Jurgen Wolf	Director	November 14, 2006
Jurgen Wolf